Form 10QSB
period 2007-09-30
PRAIRIE CREEK ETHANOL LLC
filed 2007-11-14
CIK 1389701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2007

OR

 ☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from      to     .

Commission file number 333-141585

PRAIRIE CREEK ETHANOL, LLC
(Exact name of small business issuer as specified in its charter)

Iowa	20-4956139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 N. Locust Street, PO Box 280, Goldfield, IA 50542
(Address of principal executive offices)

(515) 825-3161
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
         ☐ Yes   ☒ No

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date: As of November 9, 2007 there were 1,523 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):      ☐ Yes   ☒ No

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements.

Prairie Creek Ethanol, LLC
(A Development Stage Company)

Balance Sheet

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$680,555	$1,287,023
Prepaid insurance	42,771	10,809
	723,326	1,297,832
OTHER ASSETS
Deferred offering costs	396,666	-
Land options	144,200	94,200
Other assets and deposits	75,011	71,669
	615,877	165,869
	$1,339,203	$1,463,701
LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES, accounts payable	48,109$	$1,665
COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Members’ capital	1,540,603	1,544,103
Loss accumulated during development stage	(249,509)	(82,067)
	1,291,094	1,462,036
	$1,339,203	$1,463,701

See Notes to Unaudited Financial Statements.

Prairie Creek Ethanol, LLC
(A Development Stage Company)

Statement of Operations (Unaudited)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Period from April 19, 2006 (inception) to September 30, 2006	For the Period from April 19, 2006 (inception) to September 30, 2007
Revenues	$-	$-	$-	$-	$-
Operating expenses:
Project development	2,706	21,134	84,250	21,134	161,408
General and administrative	35,179	3,665	83,192	3,665	88,101
	37,885	24,799	167,442	24,799	249,509
Loss accumulated during development stage	$(37,885)	$(24,799)	$(167,442)	$(24,799)	$(249,509)
Weighted Average Units Outstanding	1,523	1,239	1,523	1,239	1,427
Net Loss per Unit-Basic and Diluted	$(24.88)	$(20.02)	$(109.94)	$(20.02)	$(174.85)

See Notes to Unaudited Financial Statements.

Prairie Creek Ethanol, LLC
(A Development Stage Company)

Statement of Cash Flows (unaudited)

	For the Nine Months Ended September 30, 2007	For the Period from April 19, 2006 (inception) to September 30, 2006	For the Period from April 19, 2006 (inception) to September 30, 2007
OPERATING ACTIVITIES
Net (loss) accumulated during development stage	$(167,442)	$(24,799)	(249,509) $
Change in working capital components:
(Increase) in prepaid expenses	(31,962)	-	(42,771)
Increase in accounts payable	10,229	8,082	11,894
Net cash (used in) operating activities	(189,175)	(16,717)	(280,386)

INVESTING ACTIVITIES
(Increase) in other assets and deposits	(3,342)	(8,931)	(75,011)
Payment for land option	(50,000)	(49,200)	(144,200)
Net cash (used in) investing activities	(53,342)	(58,131)	(219,211)

FINANCING ACTIVITIES
Member contributions	-	870,000	1,580,000
Payment of offering costs	(3,500)	(25,152)	(39,397)
Payment of deferred offering costs	(360,451)	-	(360,451)
Net cash provided by (used in) financing activities	(363,951)	844,848	1,180,152
Net increase (decrease) in cash and cash equivalents	(606,468)	770,000	680,555

CASH AND CASH EQUIVALENTS
Beginning	1,287,023	-	-
Ending	$680,555	$770,000	680,555 $

SUPPLEMENTAL NONCASH OPERATING, INVESTING AND FINANCING ACTIVITY
Deferred offering costs in accounts payable	$36,215	$-	36,215 $
Deposits in accounts payable	-	100,000	-

See Notes to Unaudited Financial Statements.

Prairie Creek Ethanol, LLC
(A Development Stage Company)

Notes to Financial Statements

Note 1.  Summary of Significant Accounting Policies
The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financials statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2006.

Principal business activity: Prairie Creek Ethanol, LLC (the Company), a Iowa Limited Liability Company, was organized with the intentions of developing, owning and operating a 100 million gallon ethanol manufacturing facility to be located in Wesley, Iowa. Construction is anticipated to begin in 2008 with expected completion in 2009. As of September 30, 2007, the Company is in the development stage with its efforts being principally devoted to organizational and equity-raising activities.

Use of estimates: Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Cash and cash equivalents: The Company considers checking and money market accounts to be cash and cash equivalents. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Fair value of financial instruments: The carrying amount for accounts payable approximate fair value due to the short-term nature of this instrument.

Income taxes: The Company is organized as a limited liability company under Iowa state law. Under this type of organization, the Company is treated as a partnership for federal and state income tax purposes with the earning passing through to the members and being taxed at the member level. Accordingly, no income tax provision has been calculated.

Organizational and start-up costs: The Company expenses all organizational and start-up costs as they are incurred.

Loss per unit: Basic and diluted loss per unit are computed using the weighted-average number of units outstanding during the period. Diluted loss per unit for all periods presented is the same as basic loss per unit as no equivalent units existed.

Note 2.  Members’ Equity
The Company was formed on April 19, 2006 to have a perpetual life. The Company has one class of membership units with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. Income and losses are allocated to all members in proportion to units held. Transfer of units is restricted pursuant to the operating agreement and requires approval of the board of managers.

The Company was initially capitalized by the founding members who contributed a total of $870,000 in exchange for 1,239 units. A private placement memorandum was finalized on December 29, 2006 which raised additional equity of $710,000 in exchange for 284 units.

Note 3.  Commitments and Contingencies
Consulting: In June 2006, the Company entered into an energy management agreement with a consulting company to provide consulting and energy management services for thermal and electricity requirements for the plant. These services will be provided through out the construction of the plant at a monthly fee of $3,952.

Prairie Creek Ethanol, LLC
(A Development Stage Company)

Notes to Financial Statements

Construction contracts: In December 2006, the Company signed a letter of intent with an unrelated party for the design and construction of the proposed plant. The estimated cost for the services is $136,000,000. This letter of intent is subject to the Company successfully obtaining adequate financing for the project.

The total cost of the project, including start-up cost, required working capital and the contracts discussed above, is currently estimated at $196,250,000.

Land options: In May 2006, the Company entered into an option agreement to purchase approximately 200 acres of land for $1,500,000. As of June 30, 2006, The Company had paid $135,000 for this option which extends through November 2007. The Company has the ability to extend the options term for an additional six months with the payment of $45,000 for each six month extension. If the Company exercises the option to purchase the land $45,000 can be applied toward the purchase price. If the option is allowed to expire, the seller will be entitled to retain any fees paid.

In May 2006, the Company entered into an additional option agreement to purchase approximately 28 acres of land in exchange for 28 acres acquired in the first option above for $140,000. The Company paid $4,200 for this option which extends through November 2007. The Company has amended the second option to include an additional 47 acres of land for $630,720. The company paid $5,000 for the amendment to the option agreement.

Item 2.  Management’s Discussion and Analysis and Plan of Operations.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of corn and natural gas and the market for ethanol and distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.

Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are an Iowa limited liability company organized on April 19, 2006, with the name of Prairie Creek Ethanol, LLC. We were formed for the purpose of constructing and operating a 100 million gallon dry mill corn-processing ethanol plant which is expected to be located near Wesley, Iowa in Kossuth County. Based upon engineering specifications produced by Fagen, Inc., we expect that the plant will annually consume approximately 35 million bushels of corn and as much as 3,400,000 Million British Thermal Units (“MMBtu”) of natural gas per year and produce approximately 100 million gallons of fuel grade ethanol and 320,000 tons of distillers grains for animal feed each year.

We estimate the total project will cost approximately $196,250,000. We have entered into a letter of intent with Fagen, Inc., for the design and construction of our proposed ethanol plant for a price of approximately $128,095,190, which does not include the anticipated cost of our water treatment facility, any change orders, increases in the costs of materials pursuant to the Construction Cost Index (“CCI”) costs escalator provision contained in the letter of intent or increases in costs pursuant to the fixed monthly surplus provision contained in the letter of intent. We anticipate entering into, but have not yet entered into, a definitive design-build agreement with Fagen, Inc. Our letter of intent with Fagen, Inc. provides for an upward adjustment of the construction price in an amount equal to the percentage increase in the CCI for the month in which we give a notice to proceed to Fagen, Inc. or September 2007, whichever is earlier, over the CCI published for December 2006. The amount of the contract price increase will be equal to the percentage increase in the CCI based upon the December 2006 CCI of 7,887.62. Because a notice to proceed was not issued by September 2007, the estimated increase in the contract price is approximately $2,631,167. Additionally, the contract price is subject to a surcharge of one-half of one percent (0.5%) for each calendar month that passes between December 2006 and the month in which we issue to Fagen, Inc., a notice to proceed with plant construction or July 2007, whichever is earlier. Because a notice to proceed was not issued by July 2007, the estimated increase in the contract price due to this surcharge, which is in addition to the CCI increase, is approximately $4,482,982. We have budgeted $8,414,810 for our construction contingency to help offset higher construction costs; however, this may not be sufficient to offset all of the increased costs we may face. In addition, our contract price assumes the use of non-union labor. If Fagen, Inc. is required to employ union labor, the contract price will be increased to include any increased costs associated with the use of union labor.

We expect to capitalize our project using a combination of equity and debt to supplement the proceeds from our previous private placements. Through our previous private placements, we raised aggregate proceeds of $1,580,000 to fund our development, organizational and offering expenses. We expect the funds raised in our previous private placements to supply us with enough cash to cover our costs until we release offering proceeds from escrow. However, if the funds raised in our previous private placements are not sufficient to cover our costs prior to releasing offering proceeds from escrow, we will need to seek interim debt financing. If we are unable to obtain additional interim financing, we may be forced to abandon our business altogether.

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-141585), as amended, which became effective on September 21, 2007. We also registered these units with the state securities authorities in Florida, Illinois, Iowa, Kansas, Missouri, South Dakota and Wisconsin. We plan to raise a minimum of $59,000,000 and a maximum of $138,000,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing.

As of November 9, 2007, we have received subscriptions for approximately 267 units, for an aggregate amount of $1,335,000. However, we have not yet closed the offering, accepted any of the subscription agreements or released funds from escrow. Due to the extended 2007 corn and soybean harvest season and tightening margins in the ethanol industry, we decided in October 2007 to postpone our equity drive meetings until early 2008. Therefore, although we will continue to accept subscriptions, it is unlikely that we will receive subscriptions for a significant number of units prior to early 2008. We will require a significant amount of debt financing to complete our project. We are engaging in discussions with potential senior lenders; however, no agreement has been executed yet. We must obtain a written debt financing commitment prior to releasing our offering proceeds from escrow. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We currently estimate that the construction of the plant will be completed in the fall of 2009.

Plan of Operations to Start-Up of the Ethanol Plant

We expect to spend at least the next 12 months focused on completion of project capitalization, site development, and plant construction. We do not expect to complete construction and begin operations until 17 to 22 months from the commencement of construction. We expect the funds raised in our previous private placements to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we release funds from escrow and procure debt financing. However, in the event that these funds do not cover our costs, we may need to seek interim debt financing. If we are unable to obtain additional interim financing, we may be forced to abandon our business altogether.

Assuming the successful completion of our registered offering and execution of debt financing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition.

Project Capitalization

In the next fiscal quarter, our primary focus is expected to be on project capitalization. We expect to continue to raise equity through our registered offering, collect the offering proceeds from investors and identify potential sources of debt financing. Due to the extended 2007 corn and soybean harvest season and tightening margins in the ethanol industry, we decided in October 2007 to postpone our equity drive meetings until early 2008. Therefore, although we will continue to accept subscriptions, it is unlikely that we will receive subscriptions for a significant number of units prior to early 2008.

As of November 9, 2007, we have received subscriptions for approximately 267 units from investors, for an aggregate amount of approximately $1,335,000. We may not be successful in obtaining subscriptions for units in an amount which exceeds our minimum offering amount of $59,000,000. Our subscription procedures require subscribers to send 10% of the amount due at the time they sign the subscription agreement. At that time, investors are also required to provide a promissory note for the remainder of the amount due. As such, even if we receive subscriptions for a sufficient number of units, we may not ultimately be able to collect all funds owed to us by investors under the subscription agreements. We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $59,000,000. In addition, we must obtain a written debt financing commitment for the debt financing we need. We have begun discussions with potential lenders, but have no commitments or agreements in place.

A debt financing commitment obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount; the receipt of engineering and construction contracts acceptable to the lender; evidence of the issuance of all permits, acceptable insurance coverage and title commitment; the contribution of a specified amount of equity; and attorney opinions. At this time, we do not know what business and financial conditions will be imposed on us by our lender. We may not satisfy the loan commitment conditions before closing the offering, or at all. If this occurs we may:

•	commence construction of the plant using all or a part of the equity funds raised while we seek another debt financing source;

•	hold the equity funds raised indefinitely in an interest-bearing account while we seek another debt financing source; or

•
return the equity funds, if any, to investors with accrued interest, after deducting the currently indeterminate expenses of operating our business or partially constructing the plant before we return the funds.

While the foregoing alternatives may be available, we do not expect to begin substantial plant construction activity before satisfying the loan commitment conditions or closing the loan transaction because it is very likely that Fagen, Inc. and any lending institution would prohibit substantial plant construction activity until satisfaction of loan commitment conditions or loan closing. In the unlikely event that the loan commitment and Fagen, Inc. permit us to spend equity proceeds prior to closing the loan and obtaining loan proceeds, we may decide to spend equity proceeds on project development expenses, such as securing critical operating contracts or owner’s construction costs such as site development expenses.

We plan to apply for grants from various sources, and recently applied for and received a grant of $75,000 from the Rail Revolving Loan and Grant Program administered by the Iowa Rail Finance Authority. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans.

Site Acquisition and Development

We expect to continue working principally on the preliminary design and development of our proposed ethanol plant, the acquisition and development of a plant site in Kossuth County, Iowa, obtaining the necessary construction permits, identifying potential sources of debt financing and negotiating the corn supply, ethanol and co-product marketing, utility and other contracts. We plan to fund these activities and initiatives using the funds raised in our previous private placements. We believe that our existing funds will permit us to continue our preliminary activities through the end of our registered offering. However, if we exhaust these funds, we will need to seek interim debt financing. In such a case, if we are unable to obtain sufficient interim financing, we may be forced to abandon our project altogether. Likewise, if we are unable to raise sufficient capital in our registered offering or otherwise obtain other funds, we may need to discontinue operations.

  We currently hold real estate purchase options on two adjacent parcels of real property consisting of approximately 228 acres. Gold-Eagle Cooperative purchased the first option on May 25, 2006 for $45,000 and subsequently assigned the option to us. The original term of the option was six months, but the option agreement provides that the agreement may be renewed for additional six-month periods, so long as an additional $45,000 is paid for each such period. We renewed the option agreement in November 2006 and again in May 2007 so that we have the right to purchase the site through November 24, 2007. Under this first option agreement, we have the right to purchase approximately 200 acres at a price of $7,500 per acre, for a total purchase price of $1.5 million. Only our most recent $45,000 option payment will be applied toward this total purchase price, and if we renew the option agreement again, only the most recent $45,000 option payment following any such renewal will apply toward the total purchase price. We anticipate renewing this option again so that we have the right to purchase the site through May 24, 2008, but have not yet renewed the option.

Gold-Eagle Cooperative purchased the second option for $4,200, which amount will not be applied to the purchase price, and subsequently assigned the option to us. The term of this option runs through April 10, 2008. Under the second option agreement, we have the right to purchase approximately 28 acres at a price of $5,000 per acre, for a total purchase price of approximately $140,000. In lieu of paying this purchase price, the sellers have the option of requiring us to exchange a portion of the property acquired under the first option for the property covered under this second option agreement. If the seller elects to make such an exchange, then the seller is required to pay us $4,000 per acre for each acre we convey to the seller in excess of the acres the seller conveys to us. This means that if we exercise both options, depending on whether the seller under the second option agreement elects to exchange property in lieu of paying the purchase price, we will acquire a net of between approximately 185 and 228 acres.

Plant Construction

 We expect construction of the proposed plant to take approximately 17 to 22 months after construction commences. Our activities during this period will include completion of the final design and development of the plant and negotiation and execution of a definitive design-build agreement. We also plan to negotiate and execute finalized contracts concerning the provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and co-products.

Assuming the successful completion of this offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $136,085,190 to construct the plant and our water treatment facility, subject to construction cost index and surcharge increases, which we have budgeted in the amount of $8,414,810, and a total of approximately $51,750,000 to cover all capital expenditures necessary to complete the project, commence plant operations and produce revenue.

We must obtain debt financing in order to complete construction of the ethanol plant. The amount and nature of the debt financing that we are seeking is subject to the interest rates, amount of equity raised and the credit environment as well as other economic factors over which we have no control. We have no binding contracts or commitments with any bank, lender or financial institution for our debt financing.

Construction Consultants

Fagen, Inc.

We have entered into a letter of intent, and anticipate entering into a definitive design-build agreement, with Fagen, Inc. in connection with the design, construction and operation of our ethanol plant. Under the terms of the letter of intent, Fagen, Inc. will construct our plant for a price of approximately $ 128,085,190, which does not include the anticipated cost of our water treatment facility, any change orders, increases in the costs of materials pursuant to the CCI costs escalator provision contained in the letter of intent or increases in costs pursuant to the fixed monthly surplus provision contained in the letter of intent. Our letter of intent terminates on December 31, 2007, unless the size and design of the ethanol plant have been determined and mutually agreed upon, a specific site has been determined and mutually agreed upon, and at least ten percent (10%) of the necessary equity has been raised. This termination date may be extended upon mutual written agreement. Because we do not anticipate raising at least ten percent of the necessary equity to complete the project prior to December 31, 2007, it is likely that we will seek to extend the termination date of the letter of intent. In addition, our letter of intent requires that we enter into a definitive design-build agreement with Fagen, Inc. by December 31, 2007.

Under our letter of intent, the contract price of approximately $128,085,190 may be further increased if the Construction Cost Index ("CCI") published by Engineering News-Record Magazine reports a CCI greater than 7,887.62 in the month in which we issue to Fagen, Inc., a notice to proceed with plant construction or September 2007, whichever is earlier. The amount of the contract price increase will be equal to the percentage increase in the CCI based upon the December 2006 CCI of 7,887.62. Because a notice to proceed was not issued by September 2007, the estimated increase in the contract price is approximately $2,631,167. Additionally, the contract price is subject to a surcharge of one-half of one percent (0.5%) for each calendar month that passes between December 2006 and the month in which we issue to Fagen, Inc., a notice to proceed with plant construction or July 2007, whichever is earlier. Because a notice to proceed was not issued by July 2007, the estimated increase in the contract price due to this surcharge, which is in addition to the CCI increase, is approximately $4,482,982. We have included in our budget $8,414,810 for construction contingency to help offset any increases in construction costs. However, this allowance may not be sufficient to offset all of the increased costs we may face. If it is not sufficient, we intend to seek additional debt financing to offset any increase in the total project cost. We may also seek additional equity investments in this offering if necessary. In no event will we exceed the maximum offering amount of $138,000,000.

Fagen Engineering, LLC

We anticipate entering into an engineering services agreement with Fagen Engineering, LLC, an affiliated with Fagen, Inc., for the performance of certain engineering and design services, although we have not yet entered into such an agreement. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc.

ICM, Inc.

ICM, Inc. is a full-service engineering, manufacturing and merchandising firm based in Colwich, Kansas. We have not entered into any legally binding agreements with ICM, Inc. Based on discussions we have had with both Fagen, Inc. and ICM, Inc. and provisions found in our letter of intent with Fagen, Inc., we expect that ICM, Inc. will serve as the principal subcontractor for the plant and provide the process engineering operations for Fagen, Inc. We have also engaged ICM, Inc. to provide assistance in securing state approval to start construction of the plant, primarily in the form of obtaining the environmental permits we require to construct and operate the ethanol plant. The cost of ICM, Inc.’s services will be based on a time and material basis. Additional costs may be imposed if ICM, Inc. is required to address significant public comment and/or assist in lengthy agency negotiations regarding specific permit terms and conditions.

Other Consultants

We have engaged Yaggy Colby Associates of Iowa Inc. (“Yaggy Colby”) to provide to us certain engineering services relating to the proposed ethanol plant site, including design survey, land survey and other pre-design services. Under our agreement with Yaggy Colby, such services will be provided to us on an hourly rate basis.

We anticipate entering into, but have not yet entered into, a grain procurement agreement with Gold-Eagle Cooperative (“Gold-Eagle”) and North Central Cooperative (“North Central”). Under such an agreement, Gold-Eagle and North Central would have the exclusive right and responsibility to provide us with our daily requirements of corn. Under such an agreement, we anticipate that we would purchase corn at the local market price delivered to the ethanol plant, plus a fixed fee per bushel of corn purchased. Because several of our directors also serve as directors of Gold Eagle and North Central, such directors may have a conflict of interest when negotiating or approving a grain procurement agreement. Additionally, Gold-Eagle and North Central are two of our founders and are currently our two largest unit-holders. As a result, Gold-Eagle and North Central may be able to obtain a grain procurement agreement on more favorable terms than if Gold-Eagle and North Central were not unit-holders. Some of our directors are also directors of Corn, LP, an ethanol plant in Goldfield, Iowa that is one of our founders. Gold-Eagle procures all the corn needed for the operations of Corn, LP. This means that our directors that also serve as directors of Corn, LP may have a conflict of interest in negotiating or approving a grain procurement agreement with Gold-Eagle. Additionally, our directors that also serve as directors of Gold-Eagle may have a conflict of interest due to Gold-Eagle’s obligations to Corn, LP.

We have engaged U.S. Energy Services, Inc. to provide us with natural gas and electricity management services. In exchange for these services, we will pay U.S. Energy a monthly retainer fee of $3,800 for an initial contract term of 12 months. This monthly retainer increases four percent (4%) every twelve months, unless the agreement is terminated. If we decide to utilize U.S. Energy’s hedging service we will have to pay an additional $.01 per MMBTu administrative fee for physical or financial natural gas hedging. Additional fees may apply for additional services and for time and travel.

We expect that the Iowa, Chicago & Eastern Railroad Corporation (the “IC&E Railroad”), an affiliate of Cedar American Rail Holdings, Inc., will provide rail service to the proposed plant site. We have a preliminary agreement with Cedar American Rail Holdings, Inc. to provide us rebates of up to $170,000 in the form of $50.00 per car for the construction and maintenance of two mainline switches. Under this preliminary agreement, we are required to pay Cedar American Rail Holdings, Inc. $3,000 per year for a term of ten years for mainline switch maintenance.

We anticipate that we will retain TranSystems Corporation for rail infrastructure design and construction services; however, we do not currently have such an agreement. We will need to establish rail access directly to the plant from the main rail line. We have engaged TranSystems Corporation to provide us with certain engineering services on a project-by-project basis.

Our letter of intent with Fagen, Inc. requires us to market our ethanol through US BioEnergy Corporation for a period of two years from the date the ethanol plant is completed, provided that US BioEnergy Corporation provides competitive rates and services compared to other marketing firms. Fagen, Inc. and certain of its affiliates are affiliates of US BioEnergy Corporation. Our obligation to market our ethanol through US BioEnergy Corporation means that we may not be able to market our ethanol as effectively as we otherwise would have.

We anticipate that Gold-Eagle Cooperative, currently our largest unit-holder, will manage the ethanol plant, market a portion of our distiller’s grains, and provide other services under long-term contracts. However, we have not entered into any definitive agreements with Gold-Eagle Cooperative at this time regarding the management of the ethanol plant. Because several of our directors also serve as directors of Gold Eagle Cooperative, such directors may have a conflict of interest when negotiating or approving the contemplated agreements.

We executed a memorandum of understanding to engage Indeck Wesley, L.L.C. to design and build an Illinois Basin coal-based energy plant as our energy source. However, we have since decided to power the ethanol plant with natural gas rather than coal. As a result, pursuant to our memorandum of understanding we may be forced to forfeit our down payment of $100,000 to Indeck Wesley, L.L.C.

We anticipate entering into an electric service agreement with Prairie Energy Cooperative, but have not yet entered into a definitive agreement.

Permitting and Regulatory Activities

We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. We have not applied for any of these permits, but anticipate doing so before we begin construction. We have engaged ICM, Inc. to assist us in applying for the permits required to construct and operate the ethanol plant.

Some of the permits we will be required to obtain include, but are not necessarily limited to, air pollution construction and operation permits, a storm water discharge permit, a high capacity water withdrawal permit and an alcohol fuel producer’s permit. Additionally, we must put a pollution prevention plan and spill prevention control and countermeasure plan in place prior to commencing operations. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. Currently, we do not anticipate problems in obtaining the required permits; however, such problems may arise in which case our plant may not be allowed to operate.

Trends and Uncertainties Impacting the Ethanol Industry

If we are able to complete construction of the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of coal and natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible changes in legislation at the federal, state and/or local level; possible changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

We expect ethanol sales to constitute the bulk of our future revenues. Recently ethanol prices have been experiencing a decline and our profit margins may not be as high as they have been in the industry over the past few years once we are operational. A number of factors have contributed to the decline in the price of ethanol, including, but not limited to, the increased price of corn. In addition, the total domestic production of ethanol is at an all time high, and the ethanol supply is expected to exceed current demand projections by the end of 2007. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational. There also exists the potential that blenders may be logistically unable to blend ethanol into gasoline at the pace at which ethanol is being produced; some refer to this as the “blend wall problem.” Furthermore, many blending terminals may need to make infrastructure changes to blend ethanol instead of methyl tertiary butyl ether (MTBE) and to blend the quantities of ethanol that are being produced. A consultant to the Renewable Fuels Association stated that about 85% of the nation's 400 to 500 gasoline terminals that blend ethanol are not equipped to take in rail cars. In addition, most gasoline blenders must install new tanks, pipes and pumps to handle ethanol. Blenders may be unwilling to spend large amounts of capital to expand infrastructure, or may be disinclined to blend ethanol absent a legislative mandate to increase blending. If the blending terminals do not have sufficient capacity or the necessary infrastructure to market this switch, or are reluctant to make such large capital expenditures to blend ethanol, there may be an oversupply of ethanol on the market, which could depress ethanol prices and negatively impact our financial performance. Thus, due to the anticipated increase in the supply of ethanol from new ethanol plants scheduled to begin production and the expansion of current plants, we believe current price levels will continue to be subject to downward pressure.

The direct competition of local ethanol plants could significantly affect our ability to operate profitably. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational. Our ability to commence operations as quickly as possible will have a significant impact on our ability to be successful.

In order to sustain the ethanol market, the demand for ethanol must meet the current increase in supply. Increased gasoline prices, firm crude oil and gas markets, Federal and State legislative support, a positive political environment and increased consumer acceptance and exposure to ethanol would have a positive impact on the demand for ethanol and if these occur we would expect such increased demand to have a positive impact on our ability to operate profitably. For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. Since ethanol blended fuel is currently a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase, thus increasing the overall demand for ethanol. This could positively affect our earnings. However, this may not occur and a greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol, especially if supply continues to outpace demand.

Demand for ethanol may also increase as a result of consumption of E85 fuel. E85 is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. In the United States, there are currently about 6 million flexible fuel vehicles capable of operating on E85 and nearly 1,400 retail stations supplying it according to the National Ethanol Vehicle Coalition. Furthermore, automakers have indicated that by 2012, one-half of vehicles they produce will be flexible fuel vehicles.

Consumer resistance to the use of ethanol may adversely affect the demand for ethanol, which could adversely affect our ability to operate profitably and may negatively impact the value of your investment. Some individuals believe that use of ethanol has a negative impact on prices at the pump or that it reduces fuel efficiency to such an extent that it costs more to use ethanol than it does to use gasoline. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy contained in the ethanol produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could also negatively affect our ability to sell our product and our profitability.

The support for and use of ethanol and ethanol-blended fuel has been and will likely continue to be supported by Federal and State legislation. For example, the Energy Policy Act of 2005 includes various provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol. The Energy Policy Act of 2005 created a 7.5 billion gallon renewable fuels standard (RFS). The RFS is a national flexible program that promotes ethanol production while allowing refiners to use renewable fuel blends in those areas where it is most cost-effective rather than setting requirements for ethanol use in any particular area or state. The RFS began at 4 billion gallons in 2006, and increases to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, as of November 7, 2007, there were 130 operational ethanol plants nationwide that have the capacity to produce approximately 6.88 billion gallons annually. Thus, current ethanol production capacity exceeds the 2007 RFS requirement of 4.7 billion gallons, which could lead to a short-term oversupply. In addition, ethanol production capacity for 2007 is expected to increase significantly due to a number of plants becoming operational or expanding production capacity, again leading to the concern of oversupply. U.S. production of ethanol in 2006 also exceeded the RFS requirement of 4 billion gallons, as total U.S. production for 2006 was approximately 4.8 billion gallons. However, according to the Renewable Fuels Association, the demand for ethanol in 2006 was approximately 5.3 billion gallons, which would indicate that demand for ethanol remains strong.

Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, the primary competitor of ethanol as a fuel oxygenate, the Energy Policy Act of 2005’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Energy Policy Act of 2005 repealed the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Energy Policy Act and a number of states, including California, participate in this program.

There has been recent Congressional activity in both the Senate and the House of Representatives to accelerate the current RFS and provide additional incentives for the use of alternative fuels. The BioFuels Security Act, known as S. 23 or H.R. 559, for example, was reintroduced on January 4, 2007, by co-sponsors Tom Harkin, Richard Luger and others. If passed, the legislation would accelerate the current RFS by requiring 10 billion gallons of renewable fuels to be used by 2010, 30 billion gallons by 2020 and 60 billion gallons by 2030. Other provisions would require additional E85 pumps at branded gasoline stations, increased use of alternative fuels in the federal fleet and an increase in the percentage of flex fuel vehicles produced. The Senate bill (S. 23) has been referred to the Senate Committee on Commerce, Science and Transportation and the corresponding bill in the House of Representatives (H.R. 559) has been referred to the Subcommittee on Government Management, Organization and Procurement. This legislation has not been signed into law, and there is no certainty that the legislation will be passed. In addition, there is no certainty the legislation, if passed, would provide any benefit to us or to the industry as a whole.

The Energy Policy Act of 2005 also created a new credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel, at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

Ethanol production is also expanding internationally. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff under a program known as the Caribbean Basin Initiative for ethanol imported from 24 countries in Central America and the Caribbean Islands. Under this exemption, up to 7% of the U.S. ethanol market may be supplied duty-free by Caribbean Basin Initiative Ethanol containing no local feedstock. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff pursuant to the Caribbean Basin Initiative may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.

The United States Supreme Court recently held in the case of Massachusetts v. EPA, that the EPA has a duty under § 202 of the Clean Air Act to regulate the level of emissions of the four main “greenhouse gases,” including carbon dioxide, from new motor vehicles. Other similar lawsuits have been filed seeking to require the EPA to regulate the level of carbon dioxide emissions from stationary sources, such as ethanol plants. If these lawsuits are successful, our cost of complying with new or changing environmental regulations may increase in the future.

Technology Developments

Ethanol is typically produced from the starch contained in grains, such as corn. However, ethanol can potentially be produced from cellulose, the main component of plant cell walls and the most common organic compound on earth. The main attraction towards cellulosic ethanol is based on the idea that the products used to make it are less expensive than corn. However, the downside is that the technology and equipment needed to convert such products into ethanol are more complicated and more expensive than the technology currently used for the production of corn-based ethanol. Recently, there has been an increased interest in cellulosic ethanol due to the relatively low maximum production capacity of corn-based ethanol. The products used to produce cellulosic ethanol exist in a far greater quantity than corn, and therefore cellulosic ethanol production may be an important aspect of expanding ethanol production capacity. Recognizing this need, Congress supplied large monetary incentives in the Energy Policy Act of 2005 to help initiate the creation of cellulosic ethanol plants in the United States. If such cellulosic ethanol plants are constructed and begin production on a commercial scale, the production of potentially lower-cost cellulosic ethanol may hinder our ability to compete effectively.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold

We expect our costs of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We expect to grind approximately 2,920,000 bushels of corn each month. With the increased demand for corn from increased ethanol production, we expect corn prices will continue to increase. These high corn prices might be mitigated somewhat due to increased corn planting. Farmers responded to high corn prices by planting an estimated 93.6 million acres of corn in 2007, an approximately 16% increase over the corn production acres for the 2006 growing season of approximately 78.3 million acres. This is expected to increase the number of bushels of corn produced in the 2007 growing season to approximately 13.2 billion bushels. If this is the case, it could offset some of the additional corn demand from the ethanol industry. Management expects continued volatility in corn prices, which will negatively affect our ability to operate profitably.

We expect our natural gas usage to be approximately 3,400,000 million British thermal units (mmBTU) per year. We will use natural gas to (a) operate a boiler that provides steam used in the production process, (b) operate the thermal oxidizer that will help us comply with emissions requirements, and (c) dry our distillers grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances. Recently, the price of natural gas has followed other energy commodities to historically high levels. Current natural gas prices are considerably higher than the 10-year average. Global demand for natural gas is expected to continue to increase, further driving up prices. As a result, we expect natural gas prices to remain higher than average in the short to mid-term. Increases in the price of natural gas may increases our cost of production and negatively impact our profit margins once we are operational.

Operating Expenses

When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel. Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest. We have allocated funds in our budget for these expenses, but cannot assure that the funds allocated will be sufficient to cover these expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

We defer offering costs until the sale of units is completed. Upon issuance of the units, these costs will be netted against the proceeds received. If the offering is not completed, such costs will be expensed.

Employees

Prior to commencement of operations, we intend to hire approximately 45 full-time employees. Approximately six of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. Our officers are Clay Hansen, President; Mervin Krauss, Vice President; John Stelzer, Treasurer; and Mark Wigans, Secretary. We do not presently compensate our officers for their services. As of the date of this prospectus, we have not hired any employees.

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

Position	# Full-Time Personnel
Operations Manager	1
Plant Manager	1
Lab Manager	1
Lab Technician	1
Office/Administrative	2
Load Out/Floaters	4
Shift Supervisors	2
Maintenance Manager	1
Maintenance Technicians	8
Plant Operators	24
TOTAL	45

The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position.

We intend to enter into written confidentiality and assignment agreements with our key officers and employees. Among other things, these agreements will require such officers and employees to keep all proprietary information developed or used by us in the course of our business strictly confidential.

Our success will depend in part on our ability to attract and retain qualified personnel at a competitive wage and benefit level. We must hire qualified managers and other personnel. We operate in a rural area with low unemployment. There is no assurance that we will be successful in attracting and retaining qualified personnel at a wage and benefit structure at or below those we have assumed in our project. If we are unsuccessful in this regard, we may not be competitive with other ethanol plants and your investment may lose value.

Liquidity and Capital Resources

Sources of Funds

Through our previous private placements, we raised $1,580,000 of seed capital equity to fund our development, organizational and offering expenses. We expect the funds raised in our previous private placements to supply us with enough cash to cover our costs until we release offering proceeds from escrow. However, if the funds raised in our previous private placements are not sufficient to cover our costs prior to releasing offering proceeds from escrow, we will need to seek interim debt financing. If we are unable to obtain additional interim financing, we may be forced to abandon our business altogether.

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-141585), as amended, which became effective on September 21, 2007. We also registered the units with the state securities authorities in Florida, Illinois, Iowa, Kansas, Missouri, South Dakota and Wisconsin. We plan to raise a minimum of $59,000,000 and a maximum of $138,000,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing. As of November 9, 2007, we have received subscriptions for approximately 267 units, for an aggregate amount of approximately $1,335,000. We have not yet closed the offering or released funds from escrow. Due to the extended 2007 corn and soybean harvest season and tightening margins in the ethanol industry, we decided in October 2007 to postpone our equity drive meetings until early 2008. Therefore, although we will continue to accept subscriptions, it is unlikely that we will receive subscriptions for a significant number of units prior to early 2008. We will require a significant amount of debt financing to complete our project. We are engaging in preliminary discussions with potential senior lenders, however, no agreement has been executed yet. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

The following schedule sets forth estimated sources of funds to build our proposed ethanol plant near Wesley, Iowa.  This schedule could change in the future depending on the amount of equity raised in our registered offering and whether we receive additional grants.  The schedule may also change depending on the level of senior debt incurred and the amount of any bond financing we may pursue.

Sources of Funds (1)		Percent
Offering Proceeds (2)	$96,545,000	49.19%
Seed Capital Proceeds (3)	$1,580,000	0.81%
Senior Debt Financing (4)	$98,125,000	50.00%
Total Sources of Funds	$196,250,000	100.00%

(1)
The amount of estimated offering proceeds and senior debt financing may be adjusted depending on the level of grants or bond financing we are able to obtain and the amount of any line of operating credit or interim financing we are able to obtain.

(2)	As of November 9, 1007, we had subscriptions from investors for approximately $1,335,000.

(3)
We issued a total of 1,523 units in our two private placements in exchange for proceeds of $1,580,000. We issued a total of 284 units to our seed capital investors at a price of $2,500.00 per unit. In addition, we issued 1,239 units to our founders at an average price of $702.18 per unit.

(4)
We currently do not have a definitive loan agreement with a senior lender for debt financing in the amount of $98,125,000. We have begun preliminary discussions with potential lenders, but have no commitments or agreements in place.

We do not expect to begin substantial plant construction activity before closing our equity offering, satisfying any loan commitment conditions and closing the loan transaction.

Assuming the successful completion of the offering and execution of loan closing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition.

Uses of Proceeds

The following tables describe our proposed estimated use of our offering and debt financing proceeds. The figures are estimates only, and the actual uses of proceeds may vary significantly from the descriptions given below.

Use of Proceeds	Amount	Percent of Total
Plant construction	$128,085,190	65.26%
Water treatment facility	8,000,000	4.08%
Natural gas installation	8,000,000	4.08%
CCI and surplus contingency	8,414,810	4.29%
Grain storage and handling	3,600,000	1.83%
Administration building/equipment	450,000	0.23%
Construction performance bond	100,000	0.05%
Construction insurance costs	275,000	0.14%
Construction contingency	3,025,000	1.54%
Development costs	4,750,000	2.42%
Land costs	1,750,000	0.89%
Railroad	5,300,000	2.70%
Rolling stock	250,000	0.13%
Fire Protection and water supply	2,500,000	1.27%
Capitalized interest	3,000,000	1.53%
Start up costs:
Financing costs	1,000,000	0.51%
Organization costs(1)	1,250,000	0.64%
Pre-production period costs	1,000,000	0.51%
Working capital	9,000,000	4.59%
Inventory - corn(2)	6,500,000	3.31%
Total	$196,250,000	100.00%

(1)	Includes estimated offering expenses of $550,000.

(2)
We may finance our corn inventory through Gold-Eagle Cooperative by issuing up to 1,300 membership units in exchange for $6,500,000 of corn inventory financing, equivalent to $5,000 per membership unit. However, we have no definitive agreement in place to do so.

Quarterly Financial Results

As of September 30, 2007, we had cash and cash equivalents of approximately $680,555 and total assets of approximately $1,339,203. As of September 30, 2007, we had current liabilities of approximately $48,109. Total members’ equity as of September 30, 2007, was approximately $1,291,094. Since inception, we have generated no revenue from operations, and as of September 30, 2007, have accumulated net losses of approximately $249,509 due to start-up and development costs.

We raised $1,580,000 in seed capital through previous private placements. We have used the proceeds to fund development and organizational needs. We expect the funds raised in our previous private placements to supply us with enough cash to cover our costs until we release offering proceeds from escrow. However, if the funds raised in our previous private placements are not sufficient to cover our costs prior to releasing offering proceeds from escrow, we will need to seek interim debt financing. If we are unable to obtain additional interim financing, we may be forced to abandon our business altogether.

As of November 9, 2007, we have received subscriptions for approximately 267 units through our registered offering for an aggregate amount of approximately $1,335,000. We have not yet accepted any of the subscriptions. We may not be successful in obtaining subscriptions for units in an amount which exceeds our minimum offering amount of $59,000,000. We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $59,000,000. In addition, we must obtain a written debt financing commitment for the debt financing we need. We have begun preliminary discussions with potential lenders, but have no commitments or agreements in place.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

Our management, including our President (the principal executive officer), Clay Hansen, along with our Treasurer, (the principal financial officer), John Stelzer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our President and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2007, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the time period beginning with the formation of Prairie Creek Ethanol, LLC on April 19, 2006 and ending on December 31, 2006, we issued and sold 284 membership units to our seed capital investors at a purchase price of $2,500 per unit and 1,239 units to our founders at an average purchase price of $702.18 per unit (969 units were purchased for $588.24 per unit and 270 units were purchased were purchased for $1,111.11 per unit), without registering the units with the Securities and Exchange Commission. Sales to our founders occurred on August 10, 2006, while sales to our seed capital investors occurred on December 31, 2006. Each of these sales was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) and Rule 506 of the Securities Act of 1933 as transactions by an issuer not involving a public offering. No underwriting discounts or commissions were paid in these transactions and we conducted no general solicitation in connection with the offer or sale of the securities. The purchasers of the securities in each transaction made representations to us regarding their status as accredited investors as defined in Regulation D, or as investors with such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment (alone or with a purchaser representative), and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to unit certificates and instruments issued in such transactions. All seed capital investors were provided a private placement memorandum containing all material information concerning our company and the offering. All purchases were made with cash and the total amount of cash consideration for those securities was $1,580,000.

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (333-141585) as amended, which became effective on September 21, 2007. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We do not pay these officers or directors any compensation for services related to the offer or sale of the units.

We registered a total of 27,600 units at $5,000 per unit for an aggregate maximum gross offering price of $138,000,000. As of November 9, 2007, we have received subscriptions for approximately 267 units, for an aggregate amount of $1,335,000. We have not yet accepted any subscriptions and have not yet received subscriptions for units in an amount which exceeds our minimum offering amount of $59,000,000.

Pursuant to our prospectus, all subscription payments from the offering are deposited in an escrow account. We have not yet met the conditions to breaking escrow. We will not break escrow until we satisfy the following conditions:

•	Cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $59,000,000, exclusive of interest;

•	We obtain a written debt financing commitment for debt financing ranging from $56,670,000 to $135,670,000 less any grants and/or tax increment financing we are awarded;

•	We elect, in writing, to terminate the escrow agreement;

•	The escrow agent provides to each state securities department in which the Company has registered its securities for sale an affidavit stating that the foregoing requirements have been satisfied; and

•	The state securities commissioners have consented to release of the funds on deposit.

For the period detailed by this report, we did not receive or use any net offering proceeds.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	*
32.1	Certificate Pursuant to 18 U.S.C. § 1350	*
32.2	Certificate Pursuant to 18 U.S.C. § 1350.	*

(*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRAIRIE CREEK ETHANOL, LLC

Date: November 14, 2007	/s/ Clay Hansen
Clay Hansen
Chairman, President and Director (Principal Executive Officer)

Date: November 14, 2007	/s/ John Stelzer
John Stelzer
Treasurer (Principal Financial and Accounting Officer)