Form 10KSB
period 2007-12-31
PRAIRIE CREEK ETHANOL LLC
filed 2008-03-31
CIK 1389701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2007

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from ______________ to ______________.

Commission file number 333-141585

PRAIRIE CREEK ETHANOL, LLC
(Exact name of small business issuer as specified in its charter)

Iowa	20-4956139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 N. Locust Street, PO Box 280, Goldfield, IA 50542
(Address of principal executive offices)

(515) 825-3161
(Issuer's telephone number)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes     ☒  No

State issuer’s revenues for its most recent fiscal year.  None

As of March 26, 2008, the aggregate market value of the membership units held by non-affiliates (computed by reference to the price at which the membership units were last sold) was $420,000.

As of March 26, 2008, there were 920 membership units outstanding.

Transitional Small Business Disclosure Format (Check one):                      ☐  Yes     ☒  No

FORWARD LOOKING STATEMENTS

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Item 1, “Description of Business,” and Item 6, “Management’s Discussion and Analysis or Plan of Operations,” but they may appear in other sections as well.

These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Important factors that could significantly affect our assumptions, plans, anticipated actions and future financial and other results include, among others, those matters set forth in the section of this report in Item 1A—“Risk Factors.” You are urged to consider all of those risk factors when evaluating any forward-looking statement, and we caution you not to put undue reliance on any forward-looking statements.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

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

AVAILABLE INFORMATION

Information about us is also available at our website at www.prairiecreekethanol.com, under “Investing,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

Prairie Creek Ethanol, LLC is a development stage Iowa limited liability company formed on April 19, 2006. Our business plan is to raise capital to develop, construct, own and operate a 55 million gallon dry mill corn-based ethanol plant near Wesley, Iowa, which is approximately 130 miles northwest of Des Moines, Iowa. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant to process approximately 19.7 million bushels of corn per year into approximately 55 million gallons of denatured fuel grade ethanol and approximately 149,000 tons of dried distillers grains. We also expect to produce approximately 3.5 million gallons of corn oil annually.

We are financing the development and construction of the ethanol plant with a combination of equity and debt.  Through private placements, we raised aggregate proceeds of $1,580,000 to fund our development, organizational and offering expenses.

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-141585), as amended, which first became effective on September 21, 2007.  We later made changes to the terms of our offering and filed a post-effective amendment to our registration statement, which became effective on January 23, 2008. We also registered these units with the state securities authorities in Florida, Illinois, Iowa, Kansas, Missouri, South Dakota and Wisconsin.  We plan to raise a minimum of $36,000,000 and a maximum of $85,000,000 in the offering and secure the balance needed to construct the plant primarily through debt financing.

After our offering first became effective on September 21, 2007, we made the following changes to our offering: (i) our proposed ethanol plant will have a production capacity of 55 million gallons per year rather than 100 million gallons per year; (ii) our total project cost is now estimated to be $121,000,000 rather than $196,250,000; (iii) we are seeking to raise a minimum of $36,000,000 and a maximum of $85,000,000, rather than a minimum of $59,000,000 and a maximum of $138,000,000; and (iv) we now expect to utilize corn oil extraction technology to extract corn oil as a co-product of the ethanol production process. We rejected all the subscriptions we had received pursuant to our prospectus dated September 21, 2007 and returned all funds that had been remitted to our escrow agent, along with nominal interest, in late December 2007 and early January 2008. We then filed a post-effective amendment to our registration statement containing the changes discussed above, which became effective on January 23, 2008.

As of March 26, 2008, we have received subscriptions for approximately 881 units, for an aggregate amount of approximately $4,405,000.  However, we have not yet closed the offering, accepted any of the subscription agreements or released funds from escrow. Our offering will close no later than September 21, 2008.  We will require a significant amount of debt financing to complete our project.  We will not release funds from escrow until we have obtained a commitment for the necessary debt financing. We are engaging in discussions with potential senior lenders; however, no agreement has been executed yet. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

On December 28, 2007 we redeemed 603 of our founders’ units for $0.01 per unit as part of our capitalization strategy. The purpose of this redemption was to reduce the dilution impact to investors in our registered offering following the changes to our estimated total project cost discussed above.

We have executed a letter of intent with Fagen, Inc. for the design and construction of our proposed ethanol plant for a price of approximately $81,900,000, which does not include the anticipated cost of a water treatment facility which we intend to construct, the fire protection system we intend to construct, any change orders, increases in the costs of materials, the monthly surcharge, or the early completion bonus agreed to in our letter of intent. The contract price may be increased if the construction cost index (“CCI”) published by Engineering News-Record Magazine is greater than 7,879.54 in the month in which we issue to Fagen, Inc., a notice to proceed with plant construction. The amount of the contract price increase will be equal to the percentage increase in the CCI based upon the February 2007 CCI of 7,879.54. If the CCI increases above that level in the month in which we issue to Fagen, Inc. a notice to proceed with plant construction, the contract price will accordingly increase. Additionally, the contract price is subject to a surcharge of one-half of one percent (0.5%) for each calendar month that passes between February 2007 and the month in which we issue to Fagen, Inc., a notice to proceed with plant construction. Since approximately thirteen months have passed between February 2007 and the date we are filing this report, this means that the contract price will be increased by a minimum of 6.5%, or approximately $5,323,500. Finally, Fagen, Inc. will be entitled to an early completion bonus of $10,000 per day (not to exceed $1,000,000) for each day that substantial completion of the ethanol plant occurs in advance of 425 days after the date we issue a notice to proceed with plant construction. Thus, we have allowed for a $10,500,000 contingency in our total estimated costs of the project.

We are still in the development phase, and until the ethanol plant is operational, we will generate no revenue. We have incurred accumulated losses and we anticipate that accumulated losses will continue to increase until the ethanol plant is operational.  Since we have not yet become operational, we do not yet have comparable income, production or sales data.

Business of Issuer

Principal Products and Markets

The principal products we anticipate producing at the plant are fuel-grade ethanol, distillers grains and corn oil. Once constructed, we expect the ethanol plant to process approximately 19.7 million bushels of corn per year into approximately 55 million gallons of denatured ethanol, approximately 149,000 tons of dried distillers grains and approximately 3.5 million gallons of corn oil annually.

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains.  According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we expect to produce is manufactured from corn.  Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current annual domestic ethanol production capacity at approximately 8.31 billion gallons as of March 17, 2008.

An ethanol plant is essentially a fermentation plant.  Ground corn and water are mixed with enzymes and yeast to produce a substance called “beer,” which contains about 10% alcohol and 90% water.  The “beer” is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content.  This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.

Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products.  Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas.  The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender.  The principal markets for our ethanol are petroleum terminals in the continental United States.

Distillers Grains

The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, beef, poultry and swine industries.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains with Solubles (“DWS”), Distillers Modified Wet Grains with Solubles (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”).  DWS is processed corn mash that contains approximately 70% moisture.  DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant.  DMWS is DWS that has been dried to approximately 50% moisture.  DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets.  DDGS is DWS that has been dried to 10% to 12% moisture.  DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.

Corn Oil

Corn oil can be produced as a co-product of ethanol production by installing equipment to separate the oil from the distillers grains during the production process.  Corn oil in its raw form can be used as livestock feed, as a fuel under certain operating conditions, refined into bio-diesel fuel, or refined for human consumption. Specific details regarding market penetration into human food are unknown at this time since corn oil extraction in a dry mill situation such as ours is a relatively new process and its suitability for human consumption has not been fully determined.

Ethanol and Distillers Grains Markets and Distribution

Ethanol Markets

As described below in “Distribution of Principal Products,” we intend to market and distribute our ethanol through third parties. The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender. The principal markets for our ethanol are petroleum terminals in the continental United States. We may also attempt to access local markets, but these will be limited and must be evaluated on a case-by-case basis.

We intend to serve regional and national markets by rail. Because ethanol use results in less air pollution than regular gasoline, regional and national markets typically include large cities that are subject to anti-smog measures in either carbon monoxide or ozone non-attainment areas. We expect to reach these markets by delivering ethanol to terminals which will then blend the ethanol into E10 and E85 gasoline and transport the blended gasoline to retail outlets in these markets. We believe that regional pricing tends to follow national pricing less the freight difference. We have not yet discussed or negotiated the terms of an ethanol marketing agreement with any ethanol marketing company.

Distillers Grains Markets

We intend to market and distribute our distillers grains through third parties. The primary consumers of distillers grains are dairy and beef cattle. In recent years, an increasing amount of distillers grains has been used in the swine and poultry markets. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains competes with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.

As with ethanol, the distillers grains markets are both regional and national. These national markets are just emerging, primarily in the southeastern and southwestern United States, where significant dairy and poultry operations are located. In addition, there is the possibility of some local marketing. Local markets are very limited and highly competitive for the use of distillers grains. We plan to initially market our distillers grains to the local livestock markets surrounding the plant; however, if the local livestock markets prove insufficient to absorb our distillers grains at the prices we desire, we will engage a company to market our distillers grains nationally. We have not yet discussed or negotiated the terms of a distillers grains marketing agreement with any distillers grains marketing company.

New Products and Services

We have not introduced any new products or services during this fiscal year.

Federal Ethanol Supports and Governmental Regulation

Federal Ethanol Supports

Energy Independence and Security Act of 2007

The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports.  The most recent ethanol supports are contained in the Energy Independence and Security Act of 2007 (the “2007 Act”), which was signed into law on December 19, 2007.  This legislation amends the Renewable Fuels Standard (RFS), a national flexible program, which was enacted as part of the Energy Policy Act of 2005.  Under the Energy Policy Act of 2005, the RFS required refiners to use 4.7 billion gallons of renewable fuels in 2007, increasing to 7.5 billion gallons by 2012.  The Renewable Fuels Association estimates that domestic ethanol production, as of March 2008, was approximately 8.31billion gallons.  This rapid increase in production has placed downward pressure on the price of ethanol as demand has struggled to keep pace with the increase in supply.   The new 2007 Act expands the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022.  With the exception of the 2008 RFS of 9 billion gallons, the 2007 Act will take effect on January 1, 2009.

Only a portion of the renewable fuel used to satisfy the expanded RFA may come from conventional corn-based ethanol.  The 2007 Act requires that 600 million gallons of renewable fuel used in 2009 come from advanced biofuels, such as ethanol derived from cellulose, sugar, or crop residue and biomass-based diesel, increasing to 21 billion gallons in 2022.  The 2007 Act further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012.  While the provisions in the 2007 Act are intended to stimulate an increase in the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry.

The 2007 Act also authorizes several grants for the advancement of the renewable fuels industry.  It authorizes $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in GHG emissions.  In addition, it authorizes $25 million annually in 2008 through 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production.  Further, $200 million annually is authorized for 2008 through 2014 for infrastructure grants for the installation of E85 fuel pumps.  Funding is also dedicated for government departments to conduct studies on the feasibility of constructing a dedicated ethanol pipeline, the adequacy of rail transportation of renewable fuel and the impact of the RFS program on various industries such as the livestock and food industry.  As enacted, the 2007 Act’s provisions did not include any new tax incentives for the production or use of renewable fuels; however, remaining tax incentives explained below remain in force.

The 2007 Act also contained extensive fuel efficiency standards, which management believes may contribute to the increased use of renewable fuels.  Automakers will be required to achieve an industry-wide average fuel efficiency of 35 miles per gallon by 2020 for cars, sport utility vehicles and light trucks.

Clean Air Act

Historically, ethanol sales have also been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992.  The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution.  Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program.  This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.  The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol; however, MTBE has caused groundwater contamination and has been banned from use by many states.  Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE has resulted in refiners and blenders using ethanol almost exclusively as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement, according to the Environmental Protection Agency.  While this may create increased demand in the short term, we do not expect this to have a long term impact on the demand for ethanol, as the Energy Policy Act repealed the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline.  However, the Energy Policy Act did not repeal the 2.7% oxygenate requirement for carbon monoxide non-attainment areas, which are required to use oxygenated fuels in the winter months.  While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.

The voluntary shift away from MTBE to ethanol has put increased focus on America’s ethanol and gasoline supplies.  By removing the oxygenate requirements mandated by the Clean Air Act, the Energy Policy Act of 2005 effectively eliminated RFG requirements; however, federal air quality laws in some areas of the country still require the use of RFG.  As petroleum blenders now phase away from MTBE due to environmental liability concerns, the demand for ethanol as an oxygenate could increase.  However, on April 25, 2006, President Bush announced that he asked EPA Administrator Stephen Johnson to grant temporary reformulated gas waivers to areas that need them to relieve critical fuel supply shortages.  Such waivers may result in temporary decreases in demand for ethanol in some regions, driving down the price of ethanol.

Volumetric Ethanol Excise Tax Credit

The use of ethanol as an alternative fuel source has been aided by federal tax policy.  On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (VEETC) and amended the federal excise tax structure effective as of January 1, 2005.  Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline ($0.132 on a 10% blend).  Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of $0.184 per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund.  This is expected to add approximately $1.4 billion to the highway trust fund revenue annually.  In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of $0.51 per gallon of ethanol blended with gasoline.  Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund.  Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (ETBE), including ethanol in E85.  The VEETC is scheduled to expire on December 31, 2010.  Legislation has been introduced in Congress that may remove the sunset provisions of the VEETC, thereby making it a permanent tax credit; however, we cannot assure you that this legislation will be adopted.

Small Ethanol Producer Tax Credit

The Energy Policy Act of 2005 expanded who qualifies for the small ethanol producer tax credit.  Historically, small ethanol producers were allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually.  The size of the plant eligible for the tax credit was limited to 30 million gallons.  Under the Energy Policy Act of 2005, the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons.  The credit can be taken on the first 15 million gallons of production.  The tax credit is capped at $1.5 million per year per producer.  The small producer tax credit is scheduled to expire on December 31, 2010. We expect that due to our expected capacity of 55 million gallons per year, we may qualify for this tax credit.  However, we may not be able to take advantage of the credit if it expires before we our plant is operational.   Legislation has been introduced in Congress that may extend this tax credit, but we cannot assure you that this legislation will be adopted.

In addition, the Energy Policy Act of 2005 created a tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel.  The provision is effective for equipment placed in service on, or after, January 9, 2007 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

Effect of Governmental Regulation

The ethanol industry and our business depend upon the continuation of the federal ethanol supports discussed above.  These incentives have supported a market for ethanol that might disappear without these incentives.  It is possible that these incentives could be continued at lower levels than at which they currently exist.  The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol once we are operational and would likely reduce our net income and negatively impact our future financial performance.

The government’s regulation of the environment changes constantly.  We are subject to extensive air, water and other environmental regulations and we are required to obtain a number of environmental permits to construct and operate the plant.  It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.  It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of the operation of the plant may increase.  Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Competition

We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase.  Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service.  We expect to compete favorably with other ethanol producers due to our proximity to ethanol markets and multiple modes of transportation.  In addition, we believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which may reduce our cost of sales.

Ethanol production continues to grow rapidly as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of March 17, 2008, 145 ethanol plants were producing ethanol with a combined annual production capacity of approximately 8.31 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of approximately 5.10 billion gallons per year.  POET and ADM control a significant portion of the ethanol market, producing an aggregate of over 2.2 billion gallons of ethanol annually.  POET plans to produce an additional 327 million gallons of ethanol per year and ADM plans to produce an additional 550 million gallons of ethanol per year through plant expansions, which will strengthen their positions in the ethanol industry and cause a significant increase in domestic ethanol supply. In addition, in late November 2007, VeraSun Energy Corporation and US Bio Energy Corp. announced that they entered into a merger agreement which is expected to close during the first quarter of 2008.  The new entity will retain the VeraSun name and, by the end of 2008, is expected to own 16 ethanol facilities with a total production capacity of more than 1.6 billion gallons per year, which would make it one of the largest ethanol producers in the country.

Excess capacity in the ethanol industry may have an adverse effect on our results of operations, cash flows and financial condition.  In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs).  This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to continue to decline.  Declining ethanol prices will result in lower revenues and may reduce or eliminate profits causing the value of your investment to be reduced.

According to the Renewable Fuels Association and the Nebraska Energy Office, as of December 2007, Iowa had 28 operational ethanol plants with the capacity to produce approximately 1.98 billion gallons of ethanol per year.  In addition, there are another 12 plants under construction and 3 plants undergoing an expansion, which are expected to produce an additional 1.46 billion gallons of ethanol per year.

We also expect that there are more entities that have been recently formed or in the process of formation that will begin construction on plants in Iowa and surrounding states and become operational in the future.  However, there is often little information available to the public regarding ethanol projects that are in the earlier stages of planning and development; therefore, it is difficult to estimate the total number of potential ethanol projects within our region.

The following table identifies most of the ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL INDUSTRY BIOREFINERIES AND PRODUCTION CAPACITY

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE		88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn	100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn	100
AGP*	Hastings, NE	Corn	52
Agri-Energy, LLC*	Luverne, MN	Corn	21
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	48
	Atlantic, IA	Corn		110
Archer Daniels Midland	Decatur, IL	Corn	1,070	550
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Arkalon Energy, LLC	Liberal, KS	Corn	110
Aventine Renewable Energy, LLC	Pekin, IL	Corn	207	226
	Aurora, NE	Corn
	Mt. Vernon, IN	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	52
BioFuel Energy - Pioneer Trail Energy, LLC	Wood River, NE	Corn		115
BioFuel Energy - Buffalo Lake Energy, LLC	Fairmont, MN	Corn		115
Blue Flint Ethanol	Underwood, ND	Corn	50
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Calgren	Pixley, CA	Corn		55
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Celunol	Jennings, LA	Sugar cane bagasse		1.5
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn	40
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Cilion Ethanol	Keyes, CA	Corn		50
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn	60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC	Morris, MN	Corn	21.5

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
E Energy Adams, LLC	Adams, NE	Corn	50
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn	40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC (FUEL)	Mitchell Co., GA	Corn		100
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn	55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn	57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	110	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA	Corn	50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
	Menlo, IA	Corn		100
	Shell Rock, IA	Corn		110
Heartland Corn Products*	Winthrop, MN	Corn	100
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O'Neill, NE	Corn		100
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40
KAAPA Ethanol, LLC*	Minden, NE	Corn	40

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Kansas Ethanol, LLC	Lyons, KS	Corn		55
KL Process Design Group	Upton, WY	Wood waste	1.5
Land O' Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn	40
Lifeline Foods, LLC	St. Joseph, MO	Corn	40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid America Agri Products/Horizon	Cambridge, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Minnesota Energy*	Buffalo Lake, MN	Corn	18
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	40
	Boardman, OR	Corn	40
	Burley, ID	Corn		50
	Stockton, CA	Corn		50
Panda Ethanol	Hereford, TX	Corn/milo		115
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Cedar Rapids, IA	Corn		45
Phoenix Biofuels	Goshen, CA	Corn	25

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Pinal Energy, LLC	Maricopa, AZ	Corn	55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Platinum Ethanol, LLC*	Arthur, IA	Corn		110
Plymouth Ethanol, LLC*	Merrill, IA	Corn		50
POET	Sioux Falls, SD		1,208	327
	Alexandria, IN	Corn		#
	Ashton, IA	Corn
	Big Stone, SD	Corn
Bingham Lake, MN Corn
	Caro, MI	Corn
	Chancellor, SD	Corn
	Coon Rapids, IA	Corn
	Corning, IA	Corn
	Emmetsburg, IA	Corn
	Fostoria, OH	Corn		#
	Glenville, MN	Corn
	Gowrie, IA	Corn
	Groton, SD	Corn
	Hanlontown, IA	Corn
	Hudson, SD	Corn
	Jewell, IA	Corn
	Laddonia, MO	Corn
	Lake Crystal, MN	Corn
	Leipsic, OH	Corn
	Macon, MO	Corn
	Marion, OH	Corn		#
	Mitchell, SD	Corn
	North Manchester, IN	Corn		#
	Portland, IN	Corn
	Preston, MN	Corn
	Scotland, SD	Corn
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	27
Range Fuels	Soperton, GA	Wood waste		20
Red Trail Energy, LLC	Richardton, ND	Corn	50

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Redfield Energy, LLC *	Redfield, SD	Corn	50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn	130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	60
Siouxland Ethanol, LLC	Jackson, NE	Corn	50
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn	110
Tharaldson Ethanol	Casselton, ND	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn	52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn	420	330
	Woodbury, MI	Corn
	Hankinson, ND	Corn		#
	Central City , NE	Corn		#
	Ord, NE	Corn
	Dyersville, IA	Corn		#
	Janesville, MN	Corn		#
	Marion, SD	Corn
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	560	330
	Ft. Dodge, IA	Corn
	Albion, NE	Corn
	Charles City, IA	Corn
	Linden, IN	Corn
	Welcome, MN	Corn		#
	Hartely, IA	Corn		#
	Bloomingburg, OH	Corn		#
Western New York Energy, LLC	Shelby, NY	Corn	50

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo	100
	Russell, KS	Milo/wheat starch	48
	Plainview, TX	Corn		100
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Renova Energy	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5
Yuma Ethanol	Yuma, CO	Corn	40
Total Current Capacity at 145 ethanol biorefineries			8,309.9
Total Under Construction (55)/Expansions (7)				5,096.0
Total Capacity			13,405.9

* locally-owned
# plant under construction
Source: Renewable Fuels Association, Washington, DC
Updated:  March 17, 2008

Competition from Alternative Fuels

Alternative fuels and ethanol production methods are continually under development by ethanol and oil companies with far greater resources.  The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol.  New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.

The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops.   Large companies, such as Iogen Corporation, Abengoa, Royal Dutch Shell Group, Goldman Sachs Group, Dupont and Archer Daniels Midland have all indicated that they are interested in research and development in this area.  In addition, Xethanol Corporation has stated plans to convert a six million gallon per year plant in Blairstown, Iowa to implement cellulose-based ethanol technologies after 2007.  Furthermore, the Department of Energy and the President have recently announced support for the development of cellulose-based ethanol, including a $160 million Department of Energy program for pilot plants producing cellulose-based ethanol.  On February 28, 2007 the Department of Energy announced six recipients for grants to help the producers with the upfront capital costs associated with the construction of cellulosic ethanol biorefineries.  The grant recipients expect to build plants in Florida, California, Iowa, Idaho, Kansas and Georgia.  In addition, the enactment of the Energy Independence and Security Act of 2007 mandates that over half of the Renewable Fuels Standard be met by renewable fuels, other than corn-derived ethanol, in the year 2022.  The biomass trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  Additionally, the enzymes used to produce cellulose-based ethanol have recently become less expensive. Although current technology is not sufficiently efficient to be competitive on a large-scale, a report by the United States Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of collecting biomass for ethanol production and producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol.  As a result, it is possible we could be unable to produce ethanol as cost-effectively as cellulose-based producers.

Our ethanol plant will also compete with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol.  Although currently the subject of several state bans, many major oil companies can produce MTBE.  Because it is petroleum-based, MTBE’s use is strongly supported by major oil companies.

Ethanol supply is also affected by the ethanol produced or processed in certain countries in Central America and the Caribbean region.  Ethanol produced in these countries is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative (CBI).  Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol.  According to the RFA, the U.S. International Trade Commission (USITC) set the 2007 CBI import quota at approximately 350 million gallons, which allowed that quantity of duty-free ethanol to enter the U.S., up from 268.1 million gallons in 2006.  In the past, legislation has been introduced in the Senate that would limit the transshipment of ethanol through the CBI.  It is possible that similar legislation will be introduced this year; however, there is no assurance or guarantee that such legislation will be introduced or that it will be successfully passed.

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains.  According to the Renewable Fuels Association’s Ethanol Industry Outlook 2008, ethanol plants produced 12 million metric tons of distillers grains in 2006 and 14.6 million metric tons in 2007.  The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase.

The primary consumers of distillers grains are dairy and beef cattle.  In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets.  Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds.  With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it.  The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients.  Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds.  The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.

Sources and Availability of Raw Materials

Corn Feedstock Supply

The major raw material required for our ethanol plant to produce ethanol, distillers grains and corn oil is corn.  To produce 55 million gallons of ethanol per year, our ethanol plant will need approximately 19.7 million bushels of corn per year as the feedstock for its dry milling process.  We expect to obtain the corn supply for our plant primarily from local markets, but may be required to purchase some of the corn we need from other markets and transport it to our plant via truck or rail.   Traditionally, corn grown in the area of the plant site has been fed locally to livestock or exported for feeding or processing and/or overseas export sales.

We anticipate entering into, but have not yet entered into, a grain procurement agreement with Gold-Eagle Cooperative and North Central Cooperative. Under such an agreement, Gold-Eagle and North Central would have the exclusive right and responsibility to provide us with our daily requirements of corn. Under such an agreement, we anticipate that we would purchase corn at the local market price delivered to the ethanol plant, plus a fixed fee per bushel of corn purchased. Because several of our directors also serve as directors of Gold Eagle and North Central, such directors may have a conflict of interest when negotiating or approving a grain procurement agreement. Additionally, Gold-Eagle and North Central are two of our founders and are currently our two largest unit-holders. As a result, Gold-Eagle and North Central may be able to obtain a grain procurement agreement on more favorable terms than if Gold-Eagle and North Central were not unit-holders. Some of our directors are also directors of Corn, LP, an ethanol plant in Goldfield, Iowa that is one of our founders. Gold-Eagle procures all the corn needed for the operations of Corn, LP. This means that our directors that also serve as directors of Corn, LP may have a conflict of interest in negotiating or approving a grain procurement agreement with Gold-Eagle. Additionally, our directors that also serve as directors of Gold-Eagle may have a conflict of interest due to Gold-Eagle’s obligations to Corn, LP.

We will be significantly dependent on the availability and price of corn. The price at which we will purchase corn will depend on prevailing market prices. Over the past several months, corn prices have reached record highs.  There is no assurance that a shortage will not develop, particularly if there are other ethanol plants competing for corn or an extended drought or other production problem.  We anticipate that we will have to pay more for corn than the ten year average price as corn prices continue to rise.  If the higher corn prices continue, our profitability will be reduced.  Because the market price of ethanol is not directly related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol.  We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we may take hedging positions in corn futures markets.  Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future.  It is a way to attempt to reduce the risk caused by price fluctuation.  The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to futures contracts.  Hedging activities can result in costs to us because price movements in grain contracts are highly volatile and are influenced by many factors beyond our control.  These costs may be significant.

Utilities

The production of ethanol is a very energy intensive process that uses significant amounts of electricity and natural gas. Water supply and quality are also important considerations. We plan to enter into definitive agreements with local gas and electric utilities to provide our needed energy and we plan to use water from existing and newly bored high capacity wells. However, we do not currently have such agreements. There can be no assurance that any utility provider that we contract with will be able to reliably supply the gas and electricity that we need.

Natural gas

Natural gas accounts for approximately ten to fifteen percent (10%-15%) of the total production cost of ethanol. The plant will produce process steam from its own boiler system and dry the distillers dried grains co-product via a direct gas-fired dryer. If we operate at our project production volume of 55 million gallons per year, we will require approximately 1,700,000 Million British Thermal Units (“MMBtu”) of natural gas annually.

Our proposed site has access to an existing Northern Border interstate natural gas pipeline located approximately fifteen miles from the expected plant location. The existing interstate pipeline is expected to have enough capacity to service the proposed plant and for future plant expansion.

Gold-Eagle Cooperative entered into and then assigned to us an energy management agreement with U.S. Energy Services, Inc. pursuant to which U.S. Energy will provide us with the necessary natural gas and electricity management services. Some of their services may include an economic comparison of distribution service options, negotiation and minimization of interconnect costs, submission of the necessary pipeline “tap” request, supplying the plant with and/or negotiating the procurement of natural gas, development and implementation of a price risk management plan targeted at mitigating natural gas price volatility and maintaining profitability, providing consolidated monthly invoices that reflect all natural gas costs, and U.S. Energy will be responsible for reviewing and reconciling all invoices. In exchange for these services as well as services relating to electricity, we will pay U.S. Energy a monthly retainer fee of $3,800 for an initial contract term of 12 months. This monthly retainer increases four percent (4%) every twelve months, unless the agreement is terminated. If we decide to utilize U.S. Energy’s hedging service we will have to pay an additional $.01 per MMBTu administrative fee for physical or financial natural gas hedging. Additional fees may apply for additional services and for time and travel.

Electricity

We expect to require a peak electricity demand of approximately 5.5 megawatts (“MW”) to operate the plant. This amount of electricity can be provided to our proposed site by the Prairie Energy Cooperative, which has high voltage transmission lines on easements within one mile of the proposed site that are available to supply us with electricity through an onsite substation. We anticipate entering into a definitive electric service agreement with Prairie Energy Cooperative to supply electricity to our facility; however, no agreement has been entered into as of yet.

Gold-Eagle Cooperative entered into and then assigned to us an energy management agreement with U.S. Energy Services, Inc. pursuant to which U.S. Energy will provide us with natural gas and electricity management services. Some of their services may include analyzing electric service proposals, negotiating final electric service agreements, evaluating proposed electric distribution infrastructure, preparing and implementing a regulatory strategy, and U.S. Energy will be responsible for reviewing and reconciling all invoices. In exchange for these services as well as services relating to natural gas, we will pay U.S. Energy a monthly retainer fee of $3,800 for an initial contract term of 12 months. This monthly retainer increases four percent (4%) every twelve months, unless the agreement is terminated.

Water

We will require a significant supply of water. We anticipate obtaining water from new or existing high capacity wells. Permits are required for all water usage. Engineering specifications show our plant water requirements to be approximately 400 gallons per minute. That is approximately 576,000 gallons per day. We have engaged ICM, Inc. to assist us in applying for the necessary permits; however, there is no assurance that we will be able to obtain the requisite permits to use the water we need to operate the plant. In the event we are unable to locate a sufficient supply of water at the proposed Wesley, Iowa site, we would have to either locate an alternative plant location or abandon the project.

Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Depending on the type of technology utilized in the plant design, much of the water can be recycled back into the process, which will minimize the discharge water. This will have the long-term effect of lowering wastewater treatment costs. Many new plants today are zero or near zero effluent discharge facilities. We anticipate our plant design will incorporate an ICM/Phoenix Bio-Methanator wastewater treatment process. The ICM/Phoenix Bio-Methanator is expected to result in a zero discharge of plant process water.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.

Dependence on One or a Few Major Customers

We anticipate that we will engage an ethanol marketer and a distillers grains marketer to market the ethanol and distillers grains we will produce once our plant is constructed and operational. We expect to rely on these marketers for the sale and distribution of our ethanol and distillers grains. Therefore, we expect to be highly dependent on these marketers. for the successful marketing of our products.  Our letter of intent with Fagen, Inc. requires us to market our ethanol through US BioEnergy Corporation, of which Fagen, Inc. and certain of its affiliates are affiliates, for a period of two years from the date the ethanol plant is completed, provided that US BioEnergy Corporation provides competitive rates and services compared to other marketing firms. US BioEnergy Corporation recently announced its plans to merge with VeraSun Energy Corporation during the first quarter of 2008. We anticipate that if this merger occurs, we will continue to be required to market our ethanol through the surviving entity of the merger. Our obligation to market our ethanol through US BioEnergy Corporation or the survivor of the proposed merger means that we may not be able to market our ethanol as effectively as we otherwise would have.

Costs and Effects of Compliance with Environmental Laws

We will be subject to extensive air, water and other environmental regulation and we will need to obtain a number of environmental permits to construct and operate the plant. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various required environmental permits. We have not applied for any of these permits, but anticipate doing so before we begin construction. We have engaged ICM, Inc. to assist us in applying for the permits required to construct and operate the ethanol plant, and we do not anticipate a problem receiving these required environmental permits. However, if for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. In addition, the Iowa Department of Natural Resources (“IDNR”) could impose conditions or other restrictions in the permits that are detrimental to us or which increase costs to us above those assumed in this project. The IDNR and the United States Environmental Protection Agency (“EPA”) could also change their interpretation of applicable permit requirements or the testing protocols and methods necessary to obtain a permit either before, during or after the permitting process. The IDNR may also require us to conduct an environmental assessment prior to considering granting any of those permits.

Even if we receive all required permits from the IDNR, we may also be subject to regulations on emissions from the EPA. Currently the EPA’s statutes and rules do not require us to obtain separate EPA approval in connection with construction and operation of the proposed plant. Iowa is authorized to enforce the EPA’s federal emissions program. However, the EPA does retain authority to take action if it decides that Iowa is not correctly enforcing its emissions program. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively.

We anticipate incurring costs and expenses of approximately $150,000 in the next 12 months in complying with environmental laws.  Even if we are successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

Employees

We currently do not have any employees. Prior to completion of plant construction and commencement of operations, we intend to hire approximately 38 full-time employees. Approximately six of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. Our officers are Clay Hansen, President; Mervin Krauss, Vice President; John Stelzer, Treasurer; and Mark Wigans, Secretary.

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

# Full-Time
Position	Personnel
Operations Manager	1
Plant Manager	1
Lab Manager	1
Lab Technician	1
Office/Administrative	2
Load Out/Floaters	4
Shift Supervisors	2
Maintenance Manager	1
Maintenance Technicians	8
Plant Operators	18
TOTAL	38

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

Our success will depend in part on our ability to attract and retain qualified personnel at a competitive wage and benefit level. We must hire qualified managers and other personnel. We will operate in a rural area with low unemployment. There is no assurance that we will be successful in attracting and retaining qualified personnel at a wage and benefit structure at or below those we have assumed in our project. If we are unsuccessful in this regard, we may not be competitive with other ethanol plants.

ITEM 1A. RISK FACTORS.

You should carefully read and consider the risks and uncertainties below and the other information contained in this report.  The risks and uncertainties described below are not the only ones we may face.  The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.

Risks Related to our Financing Plan

Even if we raise the minimum amount of equity in our offering, we may not be able to obtain the debt financing necessary to construct and operate our ethanol plant, which would result in the failure of the project. Our financing plan requires a significant amount of debt financing. While we are actively investigating various lenders in this regard, we have not yet entered into any commitment with any bank, lender, governmental entity, underwriter or financial institution for debt financing. We will not release funds from escrow until we secure a written debt financing commitment sufficient to construct and operate the ethanol plant. If debt financing on acceptable terms is not available for any reason, we will be forced to abandon our business plan and return your investment from escrow plus nominal interest less deduction for escrow agency fees.

Given the unfavorable credit environment, we can provide no assurances or guarantees that we will be able to obtain the requisite debt financing or that the debt financing will be on favorable terms.

The subprime mortgage lending crisis has contributed to a generally unfavorable credit environment. We can offer no assurances or guarantees that we will be able to obtain debt financing to fully capitalize our business. If we are unable to obtain debt financing, or if the debt financing is at unfavorable terms, we may be unable to begin construction of the proposed plant or our operations may not be as profitable as expected.

Risks Related to Prairie Creek Ethanol as a Development Stage Company

Prairie Creek Ethanol has no operating history, which could result in errors in management and operations. We were recently formed and have no history of operations. We may not be able to manage our start-up effectively or properly staff our operations, and any failure to manage our start-up effectively could delay the commencement of plant operations. A delay in start-up operations is likely to further delay our ability to generate revenue and satisfy our debt obligations. We anticipate a period of significant growth, involving the construction and start-up of operations of the plant. This period of growth and the start-up of the plant are likely to be a substantial challenge to us. If we fail to manage start-up effectively, we may not be able to operate our plant profitably or at all.

Our officers and directors do not have significant experience in managing a public company, which may result in errors that reduce the value of your investment. Our officers and directors have extensive experience managing various agricultural cooperatives, marketing grain, and farming. Several of our officers and directors also hold college degrees in accounting, agricultural engineering, agricultural management, agronomy, business, and industrial administration. Although our officers and directors have extensive management experience and education, they do not have significant experience managing a public company or complying with various reporting requirements and government regulations imposed on public companies.

We will depend on Fagen, Inc. for expertise in beginning our operations in the ethanol industry and any loss of this relationship could cause us delay and added expense, placing us at a competitive disadvantage. We will be dependent on our relationship with Fagen, Inc. and its employees. Any loss of this relationship with Fagen, Inc., particularly during the construction and start-up period for the plant, may prevent us from commencing operations and result in the failure of our business. The time and expense of locating new consultants and contractors would result in unforeseen expenses and delays. Unforeseen expenses and delays may reduce our ability to generate revenue and profitability and significantly damage our competitive position in the ethanol industry.

If we fail to finalize critical agreements, such as the ethanol and distillers grains marketing agreements and utility supply agreements, or the final agreements are unfavorable compared to what we currently anticipate, our project may fail. You should be aware that this report makes reference to documents or agreements that are not yet final or executed, and plans that have not been implemented. In some instances such documents or agreements are not even in draft form. The definitive versions of those agreements, documents, plans or proposals may contain terms or conditions that vary significantly from the terms and conditions described. These tentative agreements, documents, plans or proposals may not materialize or, if they do materialize, may not prove to be profitable.

Our business is not diversified. We expect our business to solely consist of ethanol, distillers grains and corn oil. We do not have any other lines of business or other sources of revenue if we are unable to complete the construction and operation of the plant or if we are unable to operate our plant and generate ethanol and distillers grains. If we are unable to generate revenues by the production and sales of ethanol and distillers grains our business may fail since we do not expect to have any other lines of business or alternative revenue sources.

Your investment may decline in value due to decisions made by our initial board of directors and until the plant is built, your only recourse to replace these directors will be through amendment to our operating agreement. Our operating agreement provides that the initial board of directors will serve until the first annual or special meeting of the members following commencement of substantial operations of the ethanol plant. If our project suffers delays due to financing or construction, our initial board of directors could serve for an extended period of time. In that event, your only recourse to replace these directors would be through an amendment to our operating agreement, which could be difficult to accomplish.

We do not have any employees, and we may not be able to hire employees capable of effectively operating the ethanol plant, which may hinder our ability to operate profitably.  Because we are a development-stage company, we do not have any employees. If we are not able to hire employees who can effectively operate the plant, our ability to generate revenue will be significantly reduced or prevented altogether.

Risks Related to Construction of the Ethanol Plant

We are relying on Fagen, Inc. and ICM, Inc. to supply all of the technology necessary for the construction of our plant and the production of fuel-grade ethanol and distillers grains and we expect they will either own this technology or obtain a license to utilize it. We will be dependent upon Fagen, Inc. and/or ICM, Inc. for all of the technology used in our plant that relates to construction of the plant and the plant’s production of fuel-grade ethanol and distillers grains. We expect that Fagen, Inc. or ICM, Inc. will either own the technology or obtain a license necessary for its use. If either Fagen, Inc. or ICM, Inc. fails to provide the necessary technology, we may not be able to build our plant or successfully operate it.

We may need to increase cost estimates for construction of the ethanol plant, and such increase could result in devaluation of our units if ethanol plant construction requires additional capital. Our letter of intent with Fagen, Inc. states that Fagen, Inc. will construct the plant for contract price of $81,900,000. This contract price may be further increased if the construction cost index (“CCI”) published by Engineering News-Record Magazine is greater than 7,879.54 in the month in which we issue to Fagen, Inc., a notice to proceed with plant construction. The amount of the contract price increase will be equal to the percentage increase in the CCI based upon the February 2007 CCI of 7,879.54. If the CCI increases above that level in the month in which we issue to Fagen, Inc. a notice to proceed with plant construction, the contract price will accordingly increase. Additionally, the contract price is subject to a surcharge of one-half of one percent (0.5%) for each calendar month that passes between February 2007 and the month in which we issue to Fagen, Inc., a notice to proceed with plant construction. Since approximately thirteen months have passed between February 2007 and the date we are filing this report, this means that the contract price will be increased by a minimum of 6.5%, or approximately $5,323,500. Finally, Fagen, Inc. will be entitled to an early completion bonus of $10,000 per day, not to exceed $1,000,000, for each day that substantial completion of the ethanol plant occurs in advance of 425 days after the date we issue a notice to proceed with plant construction. Thus, we have allowed for a $10,500,000 contingency in our total estimated costs of the project.

We have based our capital needs on a design for the plant that will cost approximately $89,900,000, which includes our accrued monthly surcharge and the cost of our water treatment equipment and fire protection system not contemplated by our letter of intent, with additional start-up and development costs of approximately $31,100,000, for a total project completion cost of approximately $121,000,000. This price includes construction period interest. The estimated cost of the plant is based on preliminary discussions, and there is no assurance that the final cost of the plant will not be higher. There is no assurance that there will not be design changes or cost overruns associated with the construction of the plant. In addition, shortages of steel or other building materials could affect the final cost and final completion date of the project. Any significant increase in the estimated construction cost of the plant could delay our ability to generate revenues because our revenue stream may not be able to adequately support the increased cost and expense attributable to increased construction costs.

Construction delays or defects could result in devaluation of our units if our production and sale of ethanol and its co-products are delayed. We currently expect our plant to be complete and operating by early 2010; however, construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule, such as unknown environmental problems at the plant site. In addition, Fagen, Inc.’s involvement in the construction of a number of other plants while constructing our plant could cause delays in our construction schedule. Also, any changes in interest rates or the credit environment or any changes in political administrations at the federal, state or local level that result in policy changes toward ethanol or this project, could also cause construction and operation delays. If it takes longer to construct the plant than we anticipate, it would delay our ability to generate revenue and make it difficult for us to meet our debt service obligations. Additionally, defects in material and/or workmanship may delay the commencement of operations at the plant, or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the plant’s operations.

Fagen, Inc. and ICM, Inc. may have current or future commitments to design and build other ethanol manufacturing facilities ahead of our plant and those commitments could delay construction of our plant and our ability to generate revenues. We do not know how many ethanol plants Fagen, Inc. and ICM, Inc. have currently contracted to design and build. It is possible that Fagen, Inc. and ICM, Inc. have outstanding commitments to other facilities that may cause the construction of our plant to be delayed. It is also possible that Fagen, Inc. and ICM, Inc. will continue to contract with new facilities for plant construction and with operating facilities for expansion construction. These current and future building commitments may reduce the available resources of Fagen, Inc. and ICM, Inc. to such an extent that construction of our plant is significantly delayed. If this occurs, our ability to generate revenue will also be delayed.

We have not received certain permits and failure to obtain these permits would prevent operation of the plant. We expect that we will use water to cool our closed circuit systems in the proposed plant based upon engineering specifications. Permits will need to be acquired for the discharge of certain cooling waters. There can be no assurances that these permits will be granted to us. If these permits are not granted, then our plant may not be allowed to operate.

We currently anticipate obtaining water from high capacity wells near the plant site. We anticipate that we will apply for a water permit application for appropriation of water from the State of Iowa; however, we may not be able to obtain such a permit. We anticipate that we will obtain a number of other permits from the Iowa Department of Natural Resources related to air emissions and wastewater and stormwater discharge. While we anticipate receiving these permits, there is no assurance that we will obtain all of the necessary permits. Our inability to obtain the necessary environmental permits could prohibit commencement of construction or operation of the plant.

Risks Related to our Business

We have no operating history and our business may not be as successful as we anticipate.  We have not yet begun plant operations.  Accordingly, we have no operating history from which you can evaluate our business and prospects.  Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors.  Many of these factors are outside our control.   As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance.  In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.

The expansion of domestic ethanol production in combination with state bans on Methyl Tertiary Butyl Ether (MTBE) and/or state renewable fuels standards may place strains on rail and terminal infrastructure such that our ethanol cannot be marketed and shipped to the blending terminals that would otherwise provide us the best cost advantages. If the volume of ethanol shipments continues to increase with the nation’s increased production capacity and blenders switch from MTBE to ethanol, there may be weaknesses in infrastructure and its capacity to transport ethanol such that our product cannot reach its target markets.  In addition, ethanol destination terminals may not have adequate capacity to handle the supply of ethanol, and will have to quickly adapt by building more tanks to hold increased inventory before shipping ethanol to the blenders.  Many blending terminals may need to make infrastructure changes to blend ethanol instead of MTBE and to blend the quantities of ethanol that are being produced.  Refineries may be unwilling to spend large amounts of capital to expand infrastructure, or may be disinclined to blend ethanol absent a legislative mandate to increase blending.  If the blending terminals do not have sufficient capacity or the necessary infrastructure to make this switch, or are reluctant to make such large capital expenditures to blend ethanol, there may be an oversupply of ethanol on the market, which could depress ethanol prices and negatively impact our financial performance.

The ethanol industry is a feedstock limited industry. An inadequate supply of corn, our primary feedstock, could cause the price of corn to increase and threaten the viability of our plant. We anticipate that we will obtain the corn supply for our ethanol plant exclusively from Gold-Eagle Cooperative and North Central Cooperative, who are our two largest unit-holders. We have not yet executed a binding contract with Gold-Eagle Cooperative or North Central Cooperative. However, we expect to enter into agreements to purchase corn from Gold-Eagle Cooperative and North Central Cooperative at market price, and pay Gold-Eagle Cooperative and North Central Cooperative under these agreements a fee equal to $0.085 per bushel. Based upon our anticipated corn usage of 19.7 million bushels per year, this means we expect to pay Gold-Eagle Cooperative and North Central Cooperative combined an annual fee of approximately $1,674,500 for grain origination. However, there is no guarantee that a binding contract will be executed with Gold-Eagle Cooperative or North Central Cooperative or that the terms of these contracts, if executed, will not be materially different than we anticipate.

Gold-Eagle Cooperative already procures all of the grain needed for the operations of Corn, LP, a 50 million gallon per year ethanol plant in Goldfield, Iowa, which may further decrease the adequate supply of corn available to us. Additionally, because Gold-Eagle Cooperative and North Central Cooperative are our two largest unit-holders, and because Gold-Eagle Cooperative and North Central Cooperative are each entitled to appoint at least one director to our board of directors following substantial completion of the ethanol plant, the terms of any grain procurement agreement with either such entity may not be as favorable as they otherwise would be.

The number of ethanol manufacturing plants either in production or in the planning or construction phases continues to increase at a rapid pace. This increase in the number of ethanol plants will affect both the supply and the demand for corn. As more plants develop and go into production there may not be an adequate supply of feedstock to satisfy the demand of the ethanol industry and the livestock industry, which uses corn in animal rations. Consequently, the price of corn may rise to the point where it threatens the viability of our project. Corn supplies are subject to higher prices due to interruptions or shortages caused by any number of factors. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating.

Our financial performance will be significantly dependent on natural gas prices. We will rely on third parties for our supply of natural gas, which is consumed in the production of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, overall economic conditions and foreign and domestic governmental regulations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.

Our financial performance will be significantly dependent on market prices for ethanol, distillers grains and corn oil. Our revenues will be greatly affected by the price at which we can sell our ethanol, distillers grains and corn oil. These prices can be volatile as a result of a number of factors. These factors include overall supply and demand, the price of gasoline, rail and terminal structure, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.

The price of ethanol has recently been higher than its 10-year average, although not as high as the peak reached in spring 2006. We do not expect these prices to be sustainable as supply from new and existing ethanol plants increases to meet increased demand. Increased production of ethanol, distillers grains and corn oil may lead to lower prices. There can be no assurance as to the price of ethanol, distillers grains or corn oil in the future. Any downward changes in the price of ethanol, distillers grains and/or corn oil may result in less income which would decrease our revenues.

We will depend on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability. We expect to hire a third-party marketing firm to market all of the ethanol and most of the distillers grains we plan to produce. As a result, we expect to be dependent on the ethanol broker and distillers grains broker we engage. There is no assurance that we will be able to enter into contracts with any ethanol broker or distillers grains broker on terms that are favorable to us. If the ethanol or distillers grains broker breaches the contract or does not have the ability, for financial or other reasons, to market all of the ethanol or distillers grains we produce, we will not have any readily available means to sell our products. Our lack of a sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and distillers dried grains feed products may result in less income from sales, reducing our revenue stream.

Our letter of intent with Fagen, Inc. requires us to market our ethanol through US BioEnergy Corporation, of which Fagen, Inc. and certain of its affiliates are affiliates, for a period of two years from the date the ethanol plant is completed, provided that US BioEnergy Corporation provides competitive rates and services compared to other marketing firms. US BioEnergy Corporation recently announced its plans to merge with VeraSun Energy Corporation during the first quarter of 2008. We anticipate that if this merger occurs, we will continue to be required to market our ethanol through the surviving entity of the merger. Our obligation to market our ethanol through US BioEnergy Corporation or the survivor of the proposed merger means that we may not be able to market our ethanol as effectively as we otherwise would have.

The extraction of corn oil from distillers grains is a relatively new process, and we may not be able to efficiently extract corn oil or locate a market for any corn oil that is extracted. We anticipate implementing corn oil extraction technology to separate corn oil from our distillers grains during the production process. Relatively few ethanol plants have corn oil extraction capability, meaning that once our ethanol plant with corn oil extraction capability is constructed, we may face challenges that similarly situated ethanol plants do not. These challenges may prove impossible or impracticable to overcome and we ultimately may decide not to extract corn oil from our distillers grains. Even if we are able to effectively extract corn oil, we or any third party that we work with may have difficulty in marketing the corn oil that is extracted. Our failure to extract corn oil, or to market any corn oil that is extracted may result in less income from sales, reducing our revenue stream.

Changes and advances in ethanol production technology could require us to incur costs to update our ethanol plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably. Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Risks Related to the Ethanol Industry

New ethanol plants under construction or decreases in the demand for ethanol may result in excess U.S. production capacity, causing ethanol prices to decline. According to the Renewable Fuels Association, (the “RFA”), domestic ethanol production capacity has increased from 1.9 billion gallons per year (“BGY”) as of January 2001 to approximately 8.31 BGY as of March 17, 2008. Excess capacity in the ethanol industry would have an adverse effect on our contemplated results of operations, cash flows, and financial position. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

Excess capacity may also result from decreases in the demand for ethanol, which could result from a number of factors, including regulatory developments and reduced U.S. gasoline consumption. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage. There is some evidence that this has occurred in the recent past as U.S. gasoline prices have increased.

Competition from the advancement of alternative fuels may lessen the demand for ethanol and negatively impact our profitability. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. Although currently in the experimental stage, future large-scale biobutanol production may increase competition for agricultural feedstocks, including corn, or provide a competitive advantage to pipeline owners. Additionally, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, a report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines, reduces fuel efficiency and takes more energy to produce that it contributes may affect the demand for ethanol which could affect our ability to market our product. Media reports in the popular press indicate that some consumers believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. It is also widely reported that ethanol products such as E-85 significantly reduce fuel economy and cause overall fuel costs to substantially increase. Researchers have published studies reporting that the production of ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce, which could lower demand for our product and negatively affect our profitability.

Competition from ethanol imported from Caribbean Basin countries may be a less expensive alternative to our ethanol, which would cause us to lose market share. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably.

Competition from ethanol imported from Brazil may be a less expensive alternative to our ethanol, which would cause us to lose market share. Brazil is currently the world’s largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Approximately 434 million gallons of Brazilian ethanol were imported into the United States in 2006. This is an increase from 2005, when the U.S. imported approximately 20 million gallons of ethanol from Brazil. Import figures for 2007 are not yet available. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably.

We may not be able to compete effectively in the U.S. ethanol industry, which would cause us to lose market share. In the United States, our contemplated business would compete with other corn processors, ethanol producers and refiners. A number of competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we plan to have. Smaller competitors also pose a threat. Farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry. These smaller competitors operate smaller facilities which do not affect the local price of corn grown in the proximity to the facility as much as larger facilities. In addition, many of these smaller competitors are farmer-owned and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. A significant portion of production capacity in the ethanol industry consists of smaller-sized facilities. Most new ethanol plants under development across the country are individually owned. In addition, institutional investors and high net worth individuals could heavily invest in ethanol production facilities and oversupply the demand for ethanol, resulting in lower ethanol price levels that might adversely affect the results of our contemplated operations and financial position.

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on the results of our contemplated operations. Under the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate upon the petition of one or more states, any person subject to the renewable fuels standard or by the Administrator on his own motion, if the Administrator of the U.S. Environmental Protection Agency determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement. Any waiver of the RFS with respect to one or more states would adversely offset demand for ethanol and could have a material adverse effect on the results of our contemplated operations and financial condition.

Blenders may be unwilling or unable to blend ethanol into gasoline at the pace at which ethanol is being produced, which could result in an oversupply of ethanol. Ethanol is blended into gasoline prior to being sold for consumption. There may exist a “blend wall,” a point at which blenders may be logistically unable to blend ethanol into gasoline at the pace at which ethanol is being produced. Many blending terminals may need to make infrastructure changes to blend ethanol instead of methyl tertiary butyl ether (MTBE) and to blend the quantities of ethanol that are being produced. Many of the nation’s gasoline terminals that blend ethanol are not equipped to accept rail cars. Additionally, most blenders must install new tanks, pipes and pumps to handle ethanol. Blenders may be unwilling to spend large amounts of capital to expand infrastructure, or may be disinclined to blend ethanol absent a legislative mandate to increase blending. Additionally, many blending terminals are owned by petroleum companies that may have an economic incentive to resist blending ethanol with gasoline. If blending terminals do not have sufficient capacity or the necessary infrastructure to blend ethanol, or if blending terminals are merely unwilling to blend ethanol with gasoline, there may be an oversupply of ethanol on the market, which could depress ethanol prices.

Risks Related to Regulation and Governmental Action

A change in government policies favorable to ethanol may cause demand for ethanol to decline. Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning Methyl Tertiary Butyl Ether (MTBE) and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued.

Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The Energy Policy Act of 2005 created a renewable fuels standard (RFS), which was then increased under the Energy Independence and Security Act of 2007. The RFS began at 4 billion gallons in 2006 and was scheduled to increase to 7.5 billion gallons by 2012. The Renewable Fuels Association estimates that current domestic ethanol production as of March 2008 is approximately 8.31 billion gallons, thereby surpassing the RFS for 2012 contained in the Energy Policy Act of 2005. However, on December 19, 2007, President George W. Bush signed into law the Energy Independence and Security Act of 2007 (H.R. 6), which increases the RFS requirement for 2008 to 9 billion gallons. The RFS will progressively increase to a 36 billion gallon requirement by 2022, including 15 billion gallons derived from corn starch. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of the business.

Changes in environmental regulations or violations of the regulations could be expensive and reduce our profit. We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various environmental permits that we will require. If for any reason, any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profit.

Carbon dioxide may be regulated in the future by the EPA as an air pollutant, requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance.  The United States Supreme Court recently determined that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant will produce a significant amount of carbon dioxide, which we plan to vent into the atmosphere.  If the EPA regulates carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently hold real estate purchase options on two adjacent parcels of real property consisting of approximately 275 acres. Gold-Eagle Cooperative purchased the first option on May 25, 2006 for $45,000 and subsequently assigned the option to us. The original term of the option was six months, but the option agreement provides that the agreement may be renewed for additional six-month periods, so long as an additional $45,000 is paid for each such period. We renewed the option agreement in November 2006, May 2007 and again in November 2007 so that we have the right to purchase the site through May 24, 2008. Under this first option agreement, we have the right to purchase approximately 200 acres at a price of $7,500 per acre, for a total purchase price of $1.5 million. Only our most recent $45,000 option payment will be applied toward this total purchase price, and if we renew the option agreement again, only the most recent $45,000 option payment following any such renewal will apply toward the total purchase price. We purchased the second option for a total of $9,200, which amount will not be applied to the purchase price. The term of this option runs through April 10, 2008. Under the second option agreement, we have the right to acquire a total of approximately 75 acres. The terms of the second option agreement require us to exchange approximately 28 acres of the property acquired under the first option for 28 acres to be acquired under this second option agreement. Additionally, the second option agreement grants us the right to purchase approximately 46.72 acres at a price of 13,500 per acre, for a total purchase price of $630,720. This means that if we exercise both options, due to the 28 acre exchange provision contained in the second options agreement we will acquire a net of approximately 246.72 acres.

ITEM 3. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, Prairie Creek Ethanol, LLC may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our units.

                                                As of March 26, 2008 we had approximately 28 unit holders of record.

We have not declared or paid any distributions on the units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders. We do not expect to generate revenues until the proposed ethanol plant is operational, which is expected to occur approximately 17 to 22 months after construction commences. After operation of the proposed ethanol plant begins, it is anticipated, subject to any loan covenants or restrictions with any senior and term lenders, that we will distribute “net cash flow” to our members in proportion to the units that each member holds relative to the total number of units outstanding. “Net cash flow,” means our gross cash proceeds less any portion, as determined by the board of directors in their sole discretion, used to pay or establish reserves for operating expenses, debt payments, capital improvements, replacements and contingencies. However, there can be no assurance that we will ever be able to pay any distributions to the unit holders. Additionally, once we obtain debt financing, our lenders may further restrict our ability to make distributions during the initial period of the term debt.

Through our private placement, we have raised aggregate proceeds of $1,580,000. During the time period beginning with the formation of Prairie Creek Ethanol, LLC on April 19, 2006 and ending on December 31, 2006, we issued and sold 284 membership units to our seed capital investors at a purchase price of $2,500 per unit and 1,239 units to our founders at an average purchase price of $702.18 per unit (969 units were purchased for $588.24 per unit and 270 units were purchased were purchased for $1,111.11 per unit), without registering the units with the Securities and Exchange Commission. Sales to our founders occurred on August 10, 2006, while sales to our seed capital investors occurred on December 31, 2006. Each of these sales was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) and Rule 506 of the Securities Act of 1933 as transactions by an issuer not involving a public offering. No underwriting discounts or commissions were paid in these transactions and we conducted no general solicitation in connection with the offer or sale of the securities. The purchasers of the securities in each transaction made representations to us regarding their status as accredited investors as defined in Regulation D, or as investors with such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment (alone or with a purchaser representative), and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Each purchaser agreed that a legend was placed on each certificate evidencing the securities stating the securities have not been registered under the Securities Act and setting forth restrictions on their transferability. All purchasers were provided a private placement memorandum containing all material information concerning our company and the offering. All purchases were made with cash and the total amount of cash consideration for those securities was $1,580,000. We subsequently redeemed 603 of the units purchased by our founders for $0.01 per unit on December 28, 2007, so that as of December 31, 2007 we have a total of 920 units issued and outstanding.

The Securities and Exchange Commission first declared our Registration Statement on Form SB-2 (SEC Registration No. 333-141585), as amended, effective on September 21, 2007.  We later made changes to the terms of our offering and filed a post-effective amendment to our registration statement, which became effective on January 23, 2008. We commenced our initial public offering of our units shortly thereafter.  Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter.  We are not paying these officers or directors any compensation for services related to the offer or sale of the units. We are planning to raise a minimum of $36,000,000 and a maximum of $85,000,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing.   As of March 26, 2008, we have received subscription for approximately 881 units for an aggregate amount of approximately $4,405,000.  We have not yet accepted any subscriptions or released funds from escrow and therefore have not used any proceeds from the offering.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward Looking Statements

This report contains forward-looking statements that involve significant risks and uncertainties. The following discussion, which focuses on our plan of operation through the commencement of operations of the plant, consists almost entirely of forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.” This may occur as a result of many factors, including those set forth in Item 1, “Description of Business—Risk Factors.” The following discussion of our financial condition and plan of operation should also be read in conjunction with our financial statements and notes to financial statements contained in this report.

Overview

We are a development stage Iowa limited liability company formed on April 19, 2006. We intend to develop, build and operate a 55 million gallon per year ethanol plant expected to be located near Wesley, Iowa, approximately 130 miles northwest of Des Moines, Iowa. We have not yet engaged in the production of ethanol, distillers grains or corn oil and we do not expect to generate any revenue until the plant is completely constructed and operational. Based upon engineering specifications produced by Fagen, Inc., we expect the plant to annually consume approximately 19.7 million bushels of corn each year and annually produce approximately 55 million gallons of fuel grade ethanol, approximately 149,000 tons of distillers grains and approximately 3.5 million gallons of corn oil. We currently estimate that it will take approximately 17 to 22 months after construction commences to complete plant construction.

We expect the project will cost approximately $121,000,000 to complete. Fagen, Inc. will construct the plant for a contract price of approximately $81,900,000 based on our letter of intent, which does not include the anticipated cost of our water treatment facility or fire protection system, any change orders, increases in the costs of materials provided by the CCI costs escalator provision contained in letter of intent, increases in cost provided by the fixed monthly surcharge provision, or the early completion bonus contained in the letter of intent. We anticipate that the increase in cost pursuant to the fixed monthly surcharge provision in the letter of intent will be a minimum of approximately $5,323,500, and is likely to be greater than that amount. We anticipate entering into, but have not yet entered into, a definitive design-build agreement with Fagen, Inc. We expect that we will be required to satisfy certain conditions pursuant to the design-build agreement before Fagen, Inc. will begin construction. We have based our capital needs on a design for the plant that will cost approximately $89,900,000, which includes our accrued monthly surcharge and the cost of our water treatment equipment and fire protection system not contemplated by our letter of intent with Fagen, Inc., with additional start-up and development costs of approximately $31,100,000, for a total project completion cost of approximately $121,000,000.

Except for our letter of intent with Fagen, Inc., we do not have any binding or non-binding agreements with any other contractor for the labor or materials necessary to build the plant. The most recent letter of intent with executed with Fagen, Inc. supersedes and replaces the prior letter of intent we entered into with Fagen, Inc. We executed a memorandum of understanding to engage Indeck Wesley, L.L.C. to design and build an Illinois Basin coal-based energy plant as our energy source. However, we have since decided to power the ethanol plant with natural gas rather than coal. As a result, pursuant to our memorandum of understanding we forfeited our down payment of $100,000 to Indeck Wesley, L.L.C. Our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses.

We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We currently estimate that the construction of the plant will be completed in early 2010.

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

We have not yet closed on our registered offering. Our registered offering is for a minimum of 7,200 units and a maximum of 17,000 units at a purchase price of $5,000 per unit. There is a minimum purchase requirement of two units to participate in the offering, with additional units to be purchased in one unit increments. The minimum aggregate offering amount is $36,000,000 and the maximum aggregate offering amount is $85,000,000. As of March 26, 2008, we have received subscriptions for approximately 881 units from investors, for an aggregate amount of approximately $4,405,000. Our subscription procedures require subscribers to send 10% of the amount due at the time they sign the subscription agreement. At that time, investors are also required to provide a promissory note for the remainder of the amount due. As such, even if we receive subscriptions for a sufficient number of units, we may not ultimately be able to collect all funds owed to us by investors under the subscription agreements. We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $36,000,000. In addition, we must obtain a written debt financing commitment for the debt financing we need. We have begun discussions with potential lenders, but have no commitments or agreements in place.

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

We plan to apply for grants from various sources, and applied for and received a grant of $75,000 from the Rail Revolving Loan and Grant Program administered by the Iowa Rail Finance Authority. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans.

Site Acquisition and Development

For the next twelve months, we expect to continue working principally on the preliminary design and development of our proposed ethanol plant, the acquisition and development of a plant site in Kossuth County, Iowa, obtaining the necessary construction permits, identifying potential sources of debt financing and negotiating the corn supply, ethanol and co-product marketing, utility and other contracts.

We have engaged Yaggy Colby Associates of Iowa Inc. (“Yaggy Colby”) to provide to us certain engineering services relating to the proposed ethanol plant site, including design survey, land survey and other pre-design services. Under our agreement with Yaggy Colby, such services will be provided to us on an hourly rate basis.

Based on a resolution adopted by the Kossuth County Board of Supervisors, we expect to receive a local property tax exemption for one hundred percent of the new taxes on the proposed ethanol plant site for a period of twenty (20) years.

Plant Construction

 We expect to complete construction of the proposed plant and commence operations approximately 17 to 22 months after construction commences. Our work will include completion of the final design and development of the plant. We also plan to negotiate and execute finalized contracts concerning the construction of the plant and corn oil extraction technology, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and co-products. Assuming the successful completion of this offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $89,900,000 to construct the plant, which includes our accrued monthly surcharge and the anticipated cost of the water treatment facility and fire protection system we intend to construct, and a total of approximately $31,100,000 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.

We have entered into a letter of intent, and anticipate entering into a definitive design-build agreement, with Fagen, Inc. in connection with the design, construction and operation of our ethanol plant. The letter of intent terminates on November 30, 2008, unless the size and design of the ethanol plant have been determined and mutually agreed upon, a specific site has been determined and mutually agreed upon, and at least ten percent (10%) of the necessary equity has been raised.

We anticipate entering into an engineering services agreement with Fagen Engineering, LLC, an affiliate of Fagen, Inc., for the performance of certain engineering and design services, although we have not yet entered into such an agreement. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc.

Based on discussions we have had with both Fagen, Inc. and ICM, Inc. and provisions found in our letter of intent with Fagen, Inc., we expect that ICM, Inc. will serve as the principal subcontractor for the plant and provide the process engineering operations for Fagen, Inc. ICM, Inc. is a full-service engineering, manufacturing and merchandising firm based in Colwich, Kansas. We have not entered into any legally binding agreements with ICM, Inc. relating to subcontracting or process engineering operations. However, we have engaged ICM, Inc. to provide assistance in securing state approval to start construction of the plant, primarily in the form of obtaining the environmental permits we require to construct and operate the ethanol plant.

Other Agreements

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

We executed a memorandum of understanding to engage Indeck Wesley, L.L.C. to design and build an Illinois Basin coal-based energy plant as our energy source. However, we have since decided to power the ethanol plant with natural gas rather than coal. As a result, pursuant to our memorandum of understanding we forfeited our down payment of $100,000 to Indeck Wesley, L.L.C.

We anticipate entering into an electric service agreement with Prairie Energy Cooperative, but have not yet entered into a definitive agreement.

We have engaged ICM, Inc. to provide assistance in securing state approval to start construction of the plant, primarily in the form of obtaining the environmental permits we require to construct and operate the ethanol plant. The cost of ICM, Inc.’s permitting services will be based on a time and material basis. Additional costs may be imposed if ICM, Inc. is required to address significant public comment and/or assist in lengthy agency negotiations regarding specific permit terms and conditions.

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

Trends and Uncertainties Impacting the Ethanol Industry

If we are successful in building and constructing the ethanol plant, we expect our future revenues will primarily consist of sales of ethanol, distillers grains and corn oil. We expect ethanol sales to constitute the bulk of our revenues. Historically, the demand for ethanol increased relative to supply, which caused upward pressure on ethanol market prices. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals contributed to those strong ethanol prices.  Those high prices were not sustained, however, due to increased ethanol production, and transportation and logistics problems in the industry.  Management believes the industry will need to continue to grow demand and have governmental support, and transportation and logistical problems will need to be alleviated in order for the industry to realize higher ethanol market prices.

We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol, and could negatively impact our business. On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005 which contained numerous provisions that favorably impacted the ethanol industry by enhancing both the production and use of ethanol. Most notably, the Energy Policy Act created a 7.5 billion gallon renewable fuels standard (the “RFS”). The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state.   The recently enacted Energy Independence and Security Act (the “Act”) amended the RFS to set the volume at 9 billion gallons in 2008, increasing to 36 billion gallons in 2022.  The Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement.  The RFS now includes conventional biofuels, advanced biofuels, cellulosic biofuels and biodiesel, all of which can be used to meet the RFS.  In addition, the RFS total annual requirement is allocated different in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel.  The RFS for conventional biofuel, including corn-based ethanol, will reach 15 billion gallons in 2015 and will not increase in subsequent years.

Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of March 17, 2008, 145 ethanol plants were producing ethanol with a combined annual production capacity of 8.31 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 5.10 billion gallons per year.  POET and ADM control a significant portion of the ethanol market, producing an aggregate of over 2.2 billion gallons of ethanol annually.  POET plans to produce an additional 327 million gallons of ethanol per year and ADM plans to produce an additional 550 million gallons of ethanol per year through plant expansions, which will strengthen their positions in the ethanol industry and cause a significant increase in domestic ethanol supply.  In addition, in late November 2007, VeraSun Energy Corporation and US Bio Energy Corp. announced that they entered into a merger agreement which is expected to close during the first quarter of 2008.  The new entity will retain the Vera Sun name and, by the end of 2008, is expected to own 16 ethanol facilities with a total production capacity of more than 1.6 billion gallons per year, which would make it one of the largest ethanol producers in the country.  Excess capacity in the ethanol industry would have an adverse effect on our results of operations, cash flows and financial condition.  In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs).  This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to continue to decline.  Declining ethanol prices will result in lower revenues and may reduce or eliminate profits causing the value of your investment to be reduced.

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

Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 22 million gallons in 2004 to 200 million gallons in 2030.  E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the RFA, virtually every vehicle in the United States is capable of using ethanol blends up to 10%, but it takes a flexible fuel vehicle (FFV) to use higher blends up to E85.  According to the National Ethanol Vehicle Coalition, there are currently about 6.0 million FFVs capable of operating on E85.  Automakers such as Ford and General Motors have begun national campaigns to promote ethanol and have indicated plans to produce an estimated 4 million more FFVs per year.

The demand for E85 is largely driven by flexible fuel vehicle penetration of the United States vehicle fleet, the retail price of E85 compared to regular gasoline and the availability of E85 at retail stations. Because flexible fuel vehicles can operate on both ethanol and gasoline, if the price of regular gasoline falls below E85, demand for E85 will decrease as well. In addition, gasoline stations offering E85 are relatively scarce. From 2003 to 2007, the number of retail stations that supply E85 increased from less than 200 to over 1,300 as reported by the American Coalition for Ethanol.  This remains a relatively small percentage of the total number of retail gasoline stations in the United States, which is approximately 170,000.  The Energy Policy Act of 2005 established a tax credit of 30% for infrastructure and equipment to dispense E85 which became effective in 2006, and is scheduled to expire December 31, 2010. Legislation was introduced on the first day of the 2007 Congress that proposes a permanent extension of this tax credit; however, there is no guarantee that this proposed legislation will be adopted.  This tax credit is expected to encourage more retailers to offer E85 as an alternative to regular gasoline. However, some gas station operators may be hesitant to install pumps to dispense E85, as it is essentially a competitor to the stations’ main product, gasoline.  The Energy Independence and Security Act made it unlawful for a franchiser to prohibit a franchise from installing E85 fuel tanks and pumps within the franchise agreement.  This provision responded to concerns that many oil companies were prohibiting the installation of E85 fuel pumps at the stations they owned or operated.  In addition, the Act created a grant program for the installation of refueling infrastructure for E85.  Although the Act does not become effective until January 1, 2009, management believes these provisions will encourage the availability and use of E85.

Demand for ethanol has historically been supported by higher oil prices and its refined components.  While the mandated usage required by the renewable fuels standard is driving demand, management believes that the industry will require an increase in voluntary usage in order to experience long-term growth.  We expect this will happen only if the price of ethanol is deemed economical by blenders.  In addition, increased consumer awareness of ethanol-blended gasoline will be necessary to motivate blenders to voluntarily increase the amount of ethanol blended into gasoline.  In the future, a lack of voluntary usage by blenders in combination with additional supply may damage our ability to generate revenues and maintain positive cash flows.

Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, the primary competitor of ethanol as a fuel oxygenate, the Act’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program.

Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. According to media reports in the popular press, some consumers believe that use of ethanol will have a negative impact on retail gasoline prices. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy in the ethanol that is produced. In addition, recent high corn prices have added to consumer backlash against ethanol, as many consumers blame ethanol for high food prices.  These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability to sell our product and negatively affect our profitability.

Technology Developments

Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  Although current technology is not sufficiently efficient to be competitive, a report by the United States Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future.

The Energy Independence and Security Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement.  The RFS now includes conventional biofuels, advanced biofuels, cellulosic biofuels and biodiesel, all of which can be used to meet the RFS.  In addition, the RFS total annual requirement is allocated different in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel.

The Act also authorizes several grants for the advancement of the renewable fuels industry.  It authorizes $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in GHG emissions.  In addition, it authorizes $25 million annually in 2008 through 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production.  Further, $200 million annually in 2008 through 2014 is authorized for infrastructure grants for the installation of E85 fuel pumps.  Funding is also dedicated for government departments to conduct studies on the feasibility of constructing a dedicated ethanol pipeline, the adequacy of rail transportation of renewable fuel and the impact of the RFS program on various industries such as the livestock and food industry.  As enacted, the Act’s provisions did not include any new tax incentives for the production or use of renewable fuels; however, remaining tax incentives remain in force.

Advances and changes in the technology used to produce ethanol may make the technology we plan to install in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. The United States Department of Agriculture estimated the 2007 corn crop at 13.07 billion bushels, which is 24 percent larger than the 2006 corn crop.  Despite the large 2007 corn crop, corn prices have increased sharply since 2006 and remained high throughout 2007 and into 2008.  We expect the price of corn to remain at current price levels well into 2008. Although we do not expect to begin operations until early 2010, we expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.  The number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

There is no assurance that a corn shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.  However, the negative impact on profitability resulting from high corn prices may be mitigated, in part, by the increased value of the distillers grains we intend to market, as the price of corn and the price of distillers grains tend to fluctuate in tandem.

Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We use natural gas to dry our distillers grain products to moisture contents at which they can be stored for extended periods of time and transported greater distances.  The most recent declines in natural gas values are attributed to an increased volume of stored natural gas in the United States market.  We expect continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

Liquidity and Capital Resources

Estimated Sources of Funds

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

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-141585), as amended, which first became effective on September 21, 2007. We later made changes to the terms of our offering and filed a post-effective amendment to our registration statement, which became effective on January 23, 2008. We also registered the units with the state securities authorities in Florida, Illinois, Iowa, Kansas, Missouri, South Dakota and Wisconsin. We plan to raise a minimum of $36,000,000 and a maximum of $85,000,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing. As of March 26, 2008, we have received subscriptions for approximately 881 units, for an aggregate amount of approximately $4,405,000. We have not yet closed the offering or released funds from escrow. We will require a significant amount of debt financing to complete our project. We are engaging in preliminary discussions with potential senior lenders, however, no agreement has been executed yet. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

The following schedule sets forth estimated sources of funds to build our proposed ethanol plant near Wesley, Iowa.  This schedule could change in the future depending on the amount of equity raised in our registered offering and whether we receive additional grants.  The schedule may also change depending on the level of senior debt incurred and the amount of any bond financing we may pursue.

Sources of Funds (1)		Percent
Offering Proceeds (2)	$58,845,000	49.19%
Seed Capital Proceeds (3)	$1,580,000	0.81%
Iowa Rail Finance Authority Grant	$75,000	0.06%
Senior Debt Financing (4)	$60,500,000	50.00%
Total Sources of Funds	$121,000,000	100.00%

(1)
We may receive federal and state grants; however, we have not yet entered into any written definitive agreements for such grants other than a grant of $75,000 from the Rail Revolving Loan and Grant Program administered by the Iowa Rail Finance Authority. Additionally, we may receive bond financing. If we receive additional grants or bond financing, we expect to reduce the amount of equity proceeds or senior debt financing necessary for our capitalization by the same or similar amount.

(2)	As of March 26, 2008, we had subscriptions from investors for approximately $4,405,000.

(3)
We issued a total of 1,523 units in our two private placements in exchange for proceeds of $1,580,000. We issued a total of 284 units to our seed capital investors at a price of $2,500.00 per unit. In addition, we issued 1,239 units to our founders at an average price of $702.18 per unit. We subsequently redeemed 603 of the units purchased by our founders for $0.01 per unit as part of our capitalization strategy.

(4)
We currently do not have a definitive loan agreement with a senior lender for debt financing in the amount of $60,500,000. We have begun preliminary discussions with potential lenders, but have no commitments or agreements in place.

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

Estimated Uses of Proceeds

The following tables describe our proposed estimated use of our offering and debt financing proceeds for the ethanol plant to be built near Wesley, Iowa. The figures are estimates only, and the actual uses of proceeds may vary significantly from the descriptions given below.

Use of Proceeds	Amount	Percent of Total
Plant construction	$81,900,000	67.69%
Water treatment facility	1,500,000	1.24%
CCI and surcharge contingency	10,500,000	8.68%
Administration building/equipment	400,000	0.33%
Construction performance bond	100,000	0.08%
Construction insurance costs	150,000	0.12%
Construction contingency	1,800,000	1.49%
Development costs	3,250,000	2.69%
Land costs	2,300,000	1.90%
Railroad	3,000,000	2.48%
Rolling stock	250,000	0.21%
Fire Protection and water supply	2,000,000	1.65%
Capitalized interest	2,000,000	1.65%
Start up costs:
Financing costs	600,000	0.50%
Organization costs(1)	1,250,000	1.03%
Pre-production period costs	1,000,000	0.83%
Working capital	7,500,000	6.20%
Inventory - corn(2)	1,500,000	1.24%
Total	$121,000,000	100.00%

(1)	Includes estimated offering expenses of $550,000.

(2)
We may finance our corn inventory through Gold-Eagle Cooperative by issuing up to 1,300 membership units in exchange for $6,500,000 of corn inventory financing, equivalent to $5,000 per membership unit. However, we have no definitive agreement in place to do so.

Financial Results

As of December 31, 2007, we have total assets of approximately $1,276,105, including current assets of $480,808. As of December 31, 2007, we have current liabilities of approximately $23,781. Total members’ equity as of December 31, 2007, was approximately $1,252,324. Since inception, we have generated no revenue from operations, and as of December 31, 2007, have accumulated net losses of approximately $288,273 due to start-up and development costs.

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

Based on our current construction cost estimates, we believe the total project will cost approximately $121,000,000. We are seeking to raise a minimum of $36,000,000 and a maximum of $85,000,000 of equity in our registered offering. As of March 26, 2008, we have received subscriptions for approximately 881 units through our registered offering for an aggregate amount of approximately $4,405,000. We have not yet accepted any of the subscriptions. We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $36,000,000. In addition, we must obtain a written debt financing commitment for the debt financing we need. We have begun preliminary discussions with potential lenders, but have no commitments or agreements in place.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Employees

As of the date of this report, we have not hired any employees. See “DESCRIPTION OF BUSINESS - Employees.”

ITEM 7. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Members
Prairie Creek Ethanol, LLC
Goldfield, Iowa

We have audited the accompanying balance sheets of Prairie Creek Ethanol, LLC (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, members’ equity and cash flows for the year ended December 31, 2007 and the period from April 19, 2006 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prairie Creek Ethanol, LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and the period from April 19, 2006 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Des Moines, Iowa
March 31, 2008

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of separate and independent legal entities.

Prairie Creek Ethanol, LLC
(A Development Stage Company)

Balance Sheets
December 31, 2007 and 2006

	2007	2006
ASSETS

CURRENT ASSETS
Cash and Cash equivalents	$454,238	$1,287,023
Prepaid Insurance	26,570	10,809
	480,808	1,297,832

OTHER ASSETS
Deferred Offering Costs	513,827	-
Land options	189,200	94,200
Other assets and deposits	92,270	71,669
	795,297	165,869

	$1,276,105	$1,463,701

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES, accounts payable	$23,781	$1,665

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Members’ capital	1,540,597	1,544,103
Loss accumulated during development stage	(288,273)	(82,067)
	1,252,324	1,462,036

	$1,276,105	$1,463,701

See Notes to Financial Statements.

Prairie Creek Ethanol, LLC
(A Development Stage Company)

Statements of Operations

		For the	For the
		Period from	Period from
	For the	April 19, 2006	April 19, 2006
	Year Ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007
Revenues	$-	$-	$-

Operating expenses:
Project development	96,106	77,158	173,264
General and administrative	110,100	4,909	115,009
	206,206	82,067	288,273

Loss accumulated during
development stage	$(206,206)	$(82,067)	$(288,273)

Weighted Average Units Outstanding	1,518	1,243	1,441

Net Loss per Unit-Basic and Diluted	$(135.84)	$(66.02)	$(200.05)

See Notes to Financial Statements.

Prairie Creek Ethanol, LLC
(A Development Stage Company)

Statements of Members’ Equity
For the period from April 19, 2006 (inception) to December 31, 2007

		Loss
		Accumulated
		During	Total
	Members’	Development	Members’
	Capital	Stage	Equity

Balance, beginning	$-	$-	$-
Issuance of 1,523 member units	1,580,000	-	1,580,000
Offering cost	(35,897)	-	(35,897)
Loss accumulated during development stage	-	(82,067)	(82,067)
Balance, December 31, 2006	$1,544,103	(82,067)	1,462,036
Offering cost	(3,500)	-	(3,500)
Redemption of 603 membership units	(6)	-	(6)
Loss accumulated during development stage	-	(206,206)	(206,206)
Balance, December 31, 2007	$1,540,597	$(288,273)	$1,252,324

See Notes to Financial Statements.

Prairie Creek Ethanol, LLC
(A Development Stage Company)

Statements of Cash Flows

		For the	For the
		Period from	Period from
	For the	April 19, 2006	April 19, 2006
	Year Ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007
OPERATING ACTIVITIES
Net (loss) accumulated during development stage	$(206,206)	$(82,067)	$(288,273)
Change in working capital components:
(Increase) in prepaid expenses	(15,761)	(10,809)	(26,570)
Increase (decrease) in accounts payable	(1,665)	1,665	-
Net cash (used in) operating activities	(223,632)	(91,211)	(314,843)

INVESTING ACTIVITIES
(Increase) in other assets and deposits	(20,601)	(71,669)	(92,270)
Payment for land option	(95,000)	(94,200)	(189,200)
Net cash (used in) investing activities	(115,601)	(165,869)	(281,470)

FINANCING ACTIVITIES
Member contributions	-	1,580,000	1,580,000
Payment of offering costs	(3,500)	(35,897)	(39,397)
Payment of deferred offering costs	(490,052)	-	(490,052)
Net cash provided by (used in)
financing activities	(493,552)	1,544,103	1,050,551

Net increase (decrease) in cash
and cash equivalents	(832,785)	1,287,023	454,238

CASH AND CASH EQUIVALENTS
Beginning	1,287,023	-	-
Ending	$454,238	$1,287,023	$454,238

SUPPLEMENTAL NONCASH OPERATING AND
FINANCING ACTIVITY:
Deferred offering costs in accounts payable	$23,775	$-	$23,775
Redemption of membership units in accounts payable	$6	-	$6

See Notes to Financial Statements.

Prairie Creek Ethanol, LLC
(A Development Stage Company)

Notes to Financial Statements

Note 1. Summary of Significant Accounting Policies

Principal business activity: Prairie Creek Ethanol, LLC (the Company), an Iowa Limited Liability Company, was organized with the intentions of developing, owning and operating a 55 million gallon ethanol manufacturing facility to be located in Wesley, Iowa. Construction is anticipated to begin in 2008 with expected completion in early 2010. As of December 31, 2007, the Company is in the development stage with its efforts being principally devoted to organizational and equity-raising activities.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents: The Company considers checking and money market accounts to be cash and cash equivalents. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Deferred offering costs: The Company defers costs incurred to raise equity until the related equity is issued. At the time of issuance of such new equity, the deferred offering costs will be netted against the proceeds received. If the Company is unable to obtain the minimum equity of $36,000,000 required within the SB-2 filing that is currently outstanding, the deferred offering costs will be expensed.

Fair value of financial instruments: The carrying amount for accounts payable approximate fair value due to the short-term nature of this instrument.

Income taxes: The Company is organized as a limited liability company under Iowa state law. Under this type of organization, the Company is treated as a partnership for federal and state income tax purposes with the earnings passing through to the members and being taxed at the member level. Accordingly, no income tax provision has been calculated.

Organizational and start-up costs: The Company expenses all organizational and start-up costs as they are incurred.

Loss per unit: Basic and diluted loss per unit are computed using the weighted-average number of units outstanding during the period. Diluted loss per unit for all periods presented is the same as basic loss per unit as no equivalent units existed.

Note 2. Members’ Equity

The Company was formed on April 19, 2006 to have a perpetual life. The Company has one class of membership units with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. Income and losses are allocated to all members in proportion to units held. Transfer of units is restricted pursuant to the operating agreement and requires approval of the board of directors.

The Company was initially capitalized by the founding members who contributed a total of $870,000 in exchange for 1,239 units. A private placement memorandum was finalized on December 29, 2006 which raised additional equity of $710,000 in exchange for 284 units.

The Company redeemed 603 membership units on December 28, 2007 for $0.01 per unit.

Note 3. Commitments and Contingencies

Consulting: In June 2006, the Company entered into an energy management agreement with a consulting company to provide consulting and energy management services for thermal and electricity requirements for the plant. These services will be provided through out the construction of the plant at a monthly fee of $3,952.

Prairie Creek Ethanol, LLC
(A Development Stage Company)

Notes to Financial Statements

Construction contracts: In December 2006, the Company signed a letter of intent with an unrelated party for the design and construction of the proposed plant. The estimated cost for the services is approximately $82,000,000. This letter of intent is subject to the Company successfully obtaining adequate financing for the project.

Land options: In May 2006, the Company entered into an option agreement to purchase approximately 200 acres of land for $1,500,000. As of December 31, 2007, the Company had paid $180,000 for this option which extends through May 2008. The Company has the ability to extend the options term for an additional six months with the payment of $45,000 for each six month extension. If the Company exercises the option to purchase the land $45,000 can be applied toward the purchase price. If the option is allowed to expire, the seller will be entitled to retain any fees paid.

In May 2006, the Company entered into an additional option agreement to purchase approximately 28 acres of land in exchange for 28 acres acquired in the first option above for $140,000. The Company paid $4,200 for this option and an additional $5,000 to extend the option through April 2008 and add an additional option on 47 acres of land for $630,720.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

McGladrey & Pullen, LLP has been our independent registered public accounting firm since our inception and are the Company’s independent accountants at the present time. We have had no disagreements with our accountants.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Our management, including our President (the Principal Executive Officer), Clay Hansen, along with our Treasurer, (the Principal Financial and Accounting Officer), John Stelzer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

During the period covered by this annual report, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors, Executive Officers and Significant Employees

The following table shows the directors and officers of Prairie Creek Ethanol, LLC as of the date of this prospectus:

Board Member/Officer	Position with the Company
William Cruise	Director
Brad Davis	Senior Vice President of Project Development
Clay Hansen	Director, President and Chairman
Clay Hobbs	Director
Joe Horan	Director
Gary Keller	Director
Mervin Krauss	Director, Vice President and Vice Chairman
Duane Madoerin	Vice President of Commodities
Mike Nail	Vice President of Marketing
Lynn Ostendorf	Vice President of Development
John Rohrer	Vice President of Transportation
John Stelzer	Treasurer
Mark Wigans	Director and Secretary

Business Experience of Directors and Officers

The following is a brief description of the business experience and background of our directors and officers.

William Cruise, Director, Age 62, 2105 250th Avenue, Wesley, Iowa 50483. For the past five years, Mr. Cruise has been farming grain in Hancock County and Kossuth County, Iowa. He also serves as a Director on the Gold-Eagle Cooperative Board. Mr. Cruise received his Associate’s Degree from Mason City Junior College. Mr. Cruise has served as a director since our inception. Pursuant to our operating agreement, he was appointed by the initial members at-large and will serve until our first annual or special meeting of the members following substantial completion of the construction of the Ethanol Plant, and in all cases until a successor is elected and qualified.

Brad Davis, Senior Vice President of Project Development, Age 53, 2601 East Lake Street, Clear Lake, Iowa 50428. For the past five years, Mr. Davis has been employed as General Manager of Gold-Eagle Cooperative. He also serves as Chairman of the Board of Ag Processing, Inc. and is a Director for the Iowa Renewable Fuels Association. In addition, Mr. Davis serves as General Manager of Corn, LP. Mr. Davis graduated from North Iowa Area Community College with an Associate’s Degree in Agricultural Business. He has served as Senior Vice President of Project Development since March 2007. He was appointed by the Board of Directors and will serve indefinitely at the pleasure of the Board of Directors.

Clay Hansen, Director, Chairman and President, Age 55, 2310 Virginia Avenue, Thor, Iowa 50591. For the past five years, Mr. Hansen has been a corn and soybean farmer in the Thor, Renwick, and Hardy, Iowa areas. In addition, Mr. Hansen is employed at Town & Country Insurance in Eagle Grove, Iowa. He is a Director for Gold-Eagle Cooperative and is currently serving as Secretary/Treasurer on that board. In addition, Mr. Hansen serves as Secretary and a Director of Corn, LP. He is also Secretary and a Director of Central Iowa Renewable Energy, LLC, the general partner of Corn, LP. Mr. Hansen graduated from Gates Business College in Waterloo, Iowa with an Associate’s Degree in accounting. Mr. Hansen has served as a director since our inception. Pursuant to our operating agreement, he was appointed by Gold-Eagle Cooperative and will serve indefinitely at the pleasure of Gold-Eagle Cooperative until a successor is appointed.

Clay Hobbs, Director, Age 52, 450 290th Street, Britt, Iowa 50423. For the past five years, Mr. Hobbs has been a corn and soybean farmer in the Woden and Hutchins, Iowa areas. In addition, he is Vice President and a Director on the North Central Cooperative Board. Mr. Hobbs graduated from North Iowa Area Community College with an Associate’s Degree in Farm Operations and Management. Mr. Hobbs has served as a director since our inception. Pursuant to our operating agreement, he was appointed by North Central Cooperative and will serve indefinitely at the pleasure of North Central Cooperative until a successor is appointed.

Joe Horan, Director, Age 52, 709 Main Street, Manson, Iowa 50563. For the past five years, Mr. Horan has operated a cash grain operation in the Rockwell City, Iowa area. Mr. Horan serves as Treasurer and a Director of Corn, LP, as well as Treasurer and a Director of Central Iowa Renewable Energy, LLC, the general partner of Corn, LP. Mr. Horan has served as a director since our inception. Pursuant to our operating agreement, he was appointed by Corn, LP and will serve indefinitely at the pleasure of Corn, LP until a successor is appointed.

Gary Keller, Director, Age 49, 2986 Page Avenue, Clarion, Iowa 50525. For the past five years, Mr. Keller has farmed corn and soybeans. He also serves as a Director on the North Central Cooperative Board. Mr. Keller graduated from Iowa State University with a Bachelor’s Degree in Agronomy. He also received a Master’s Degree in Agronomy and a Master’s Degree in Industrial Administration, both from Purdue University. Mr. Keller has served as a director since our inception. Pursuant to our operating agreement, he was appointed by the initial members at-large and will serve until our first annual or special meeting of the members following substantial completion of the construction of the Ethanol Plant, and in all cases until a successor is elected and qualified.

Mervin Krauss, Director, Vice-Chairman and Vice President, Age 58, 1075 Birch Avenue, Corwith, Iowa 50430. For the past five years, Mr. Krauss has farmed corn and soybeans in the Corwith, Iowa area. He serves as a Director of Gold-Eagle Cooperative and as a Director of Corn, LP. Mr. Krauss graduated from Iowa State University with a Bachelor’s Degree in Agricultural Engineering in 1972. Mr. Krauss has served as a director since our inception. Pursuant to our operating agreement, he was appointed by the initial members at-large and will serve until our first annual or special meeting of the members following substantial completion of the construction of the Ethanol Plant, and in all cases until a successor is elected and qualified.

Duane Madoerin, Vice President of Commodities, Age 59, 1027 North Terrace Drive, Webster City, Iowa 50595. Mr. Madoerin has been employed by Gold-Eagle Cooperative as Merchandising Manager for the past nine months. Over the past five years he has also worked as Grain Division Manager for Northeast Iowa Cooperative, worked in risk management for Agri-Grain Marketing, and worked as Grain Department Manager for Five Star Co-op. Mr. Madoerin graduated from Marshalltown Community College with an Associate’s Degree in Business. He has served as Vice President of Commodities since March 2007. He was appointed by the Board of Directors and will serve indefinitely at the pleasure of the Board of Directors.

Mike Nail, Vice President of Marketing, Age 56, 710 Birch Lane, Clarion, Iowa 50525. For the past five years, Mr. Nail has been employed by North Central Cooperative, the past four years as General Manager. He graduated from Des Moines Area Community College with an Associate’s Degree in Electrical Technology and also attended the University of Northern Iowa. He has served as Vice President of Marketing since March 2007. He was appointed by the Board of Directors and will serve indefinitely at the pleasure of the Board of Directors.

Lynn Ostendorf, Vice President of Development, Age 52, 6 East Gate Court, Clear Lake, Iowa 50428. For the past five years, Mr. Ostendorf has farmed corn and soybeans and has been employed as Region 3 Manager of Gold-Eagle Cooperative. He has served as Vice President of Development since March 2007. He was appointed by the Board of Directors and will serve indefinitely at the pleasure of the Board of Directors.

John Rohrer, Vice President of Transportation, Age 50, 2042 Hancock Avenue, Clarion, Iowa 50525. For the past five years, Mr. Rohrer has been employed as Agronomy Manager of North Central Cooperative. He has also worked as the Clarion Location Manager for North Central Cooperative since 2004. In addition, he is a Certified Crop Advisor. Mr. Rohrer graduated from Iowa Central Community College with an Associate’s Degree in Elevator and Farm Supply Management. He has served as Vice President of Transportation since March 2007. He was appointed by the Board of Directors and will serve indefinitely at the pleasure of the Board of Directors.

John Stelzer, Treasurer, Age 41, 2482 Virginia Parkway, Webster City, Iowa 50595. For the past five years, Mr. Stelzer has been employed as Comptroller for Gold-Eagle Cooperative. In addition, he serves as Vice President of GE-Max Nutrients, LLC. Mr. Stelzer graduated from the University of Northern Iowa with a Bachelor’s Degree in Accounting. He is a Certified Public Accountant and is a member of AICPA and the Iowa Society of CPAs. Mr. Stelzer has served as Treasurer since our inception. He was appointed by the Board of Directors and will serve indefinitely at the pleasure of the Board of Directors.

Mark Wigans, Director and Secretary, Age 42, 1125 130th Street, Renwick, Iowa 50577. For the past five years, Mr. Wigans has farmed corn and soybeans in the Renwick, Iowa area. In addition, he serves as President and as a Director of Gold-Eagle Cooperative and as a Director of Corn, LP. Mr. Wigans is also a Director of Central Iowa Renewable Energy, LLC, the general partner of Corn, LP. Mr. Wigans graduated from Iowa State University with a Bachelor’s Degree in Agricultural Business. Mr. Wigans has served as a director since our inception. Pursuant to our operating agreement, he was appointed by the initial members at-large and will serve until our first annual or special meeting of the members following substantial completion of the construction of the Ethanol Plant, and in all cases until a successor is elected and qualified.

Code of Ethics

Our board of directors has not yet adopted a code of ethics because we are not yet operational. We expect to adopt a code of ethics prior to commencing operations.

Identification of Audit Committee

Our board of directors in its entirety is currently serving as our audit committee.

Audit Committee Financial Expert

Our board of directors has determined that we do not currently have an audit committee financial expert serving on our audit committee. We do not have an audit committee financial expert serving on our audit committee because no member of our board of directors has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 407 of Regulation S-B and the board has not yet created a new director position expressly for this purpose. Our board of directors intends to consider such qualifications in future nomination to our board and appointments to the audit committee.

ITEM 10. EXECUTIVE COMPENSATION.

Clay Hansen is currently serving as our president and Mervin Krauss is currently serving as our vice president. John Stelzer is our treasurer and Mark Wigans is our secretary. We do not presently compensate our officers or directors for their services.

In the future, each of our directors may receive compensation for attending board meetings. We expect that any director compensation will be a reasonable amount based on the standards in the industry.

Employment Agreements

We have no employment agreements with any executive officer or director. In the future, we may enter into employment agreements with our executive officers or other employees that we may hire.

Reimbursement of Expenses

We reimburse our officers and directors for expenses incurred in connection with their service. Our reimbursement policy is to reimburse our officers and directors for out-of-pocket expenses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

As of March 26, 2008, the following beneficial owner(s) owned or held 5% or more of our outstanding units:

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of Class
Membership Unit	Gold-Eagle Cooperative 415 N. Locust Street Goldfield, IA 50542	416 units	45.22%

Membership Unit	North Central Cooperative 221 4th Avenue NW Clarion, IA 50525	180 units	19.57%

Security Ownership of Management

As of March 26, 2008, members of our board of directors and our executive officers own units as follows:

Title of Class	Name of Beneficial Owner	Amount of Ownership	Percent of Class
Membership Units	William Cruise	12 units	1.30%
Membership Units	Brad Davis	12 units	1.30%
Membership Units	Clay Hansen	12 units	1.30%
Membership Units	Clay Hobbs	12 units	1.30%
Membership Units	Joe Horan	12 units	1.30%
Membership Units	Gary Keller	12 units	1.30%
Membership Units	Mervin Krauss	12 units	1.30%
Membership Units	Mike Nail	12 units	1.30%
Membership Units	Mark Wigans	12 units	1.30%

All Directors and Officers as a Group:		108 Units	11.74%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Due to their activities in founding and organizing Prairie Creek Ethanol, Gold-Eagle Cooperative, North Central Cooperative and Corn, LP are “promoters,” as that term is defined in Rule 405 of Regulation C promulgated under the Securities Act of 1933, of Prairie Creek Ethanol, LLC. We anticipate entering into, but have not yet entered into, a grain procurement agreement with Gold-Eagle Cooperative (“Gold-Eagle”) and North Central Cooperative (“North Central”). Under such an agreement, Gold-Eagle and North Central would have the exclusive right and responsibility to provide Prairie Creek Ethanol with its daily requirements of corn meeting quality specifications set forth in the grain procurement agreement. Under such an agreement, we anticipate that Prairie Creek Ethanol will purchase corn at the local market price delivered to the ethanol plant plus a fixed fee per bushel of corn purchased. Additionally, we anticipate that Prairie Creek Ethanol will provide Gold-Eagle and North Central with an estimate of its corn usage at the beginning of each fiscal quarter and Gold-Eagle and North Central will agree to at all times maintain a certain minimum amount of corn at the Prairie Creek Ethanol plant. Although we anticipate entering into such an agreement, no agreement has been entered into as of yet. Because several of our directors also serve as directors of Gold Eagle and North Central, such directors may have a conflict of interest when negotiating or approving a grain procurement agreement. Additionally, Gold-Eagle and North Central are two of our founders and are currently our two largest unit-holders. As a result, Gold-Eagle and North Central may be able to obtain a grain procurement agreement on more favorable terms than if Gold-Eagle and North Central were not unit-holders. Some of our directors are also directors of Corn, LP, an ethanol plant in Goldfield, Iowa that is one of our founders. Gold-Eagle procures all the corn needed for the operations of Corn, LP. This means that our directors that also serve as directors of Corn, LP may have a conflict of interest in negotiating or approving a grain procurement agreement with Gold-Eagle. Additionally, our directors that also serve as directors of Gold-Eagle may have a conflict of interest due to Gold-Eagle’s obligations to Corn, LP.

Additionally, we anticipate that Gold-Eagle Cooperative, currently our largest unit-holder, will manage the ethanol plant, market a portion of our distiller’s grains, and provide other services under long-term contracts. We expect to make annual payments totaling approximately $600,000 to Gold-Eagle Cooperative in exchange for plant management services. However, we have not entered into any definitive agreements with Gold-Eagle Cooperative at this time regarding the management of the ethanol plant.

We may finance our corn inventory from Gold-Eagle Cooperative in exchange for membership units, although we have no definitive agreement in place to do so. If we enter into such an agreement, we expect that we will obtain from Gold-Eagle Cooperative $1,500,000 of corn inventory financing in exchange for up to 300 membership units in Prairie Creek Ethanol, LLC, equivalent to $5,000 per unit.

Several of our directors also serve as directors for our largest unit-holders. Two of our directors, Mark Wigans and Clay Hansen, also serve as directors for Gold-Eagle Cooperative, currently our largest unit-holder, as well as Corn, LP, currently our third-largest unit holder, which operates a 50 million gallon per year ethanol plant in Goldfield, Iowa. Additionally, Mark Wigans serves as president of Gold-Eagle Cooperative. Mervin Krauss is also a director of Gold-Eagle Cooperative and represents Gold-Eagle Cooperative on the board of directors of Corn, LP. William Cruise also serves on the board of directors of Gold-Eagle Cooperative. Another of our directors, Joe Horan, serves as treasurer of Corn, LP. Finally, two of our directors, Gary Keller and Clay Hobbs, also serve as directors for North Central Cooperative, our second largest unit-holder.

Several of our officers are employed by our largest unit holders. Brad Davis works as General Manager for Gold-Eagle Cooperative and Corn, LP. Duane Madoerin is employed by Gold-Eagle Cooperative and also serves as commodities manager for Corn, LP. Additionally, Lynn Ostendorf and John Stelzer are employed by Gold-Eagle Cooperative. Mike Nail and John Rohrer are employed by North Central Cooperative.

Director Independence

Our independent directors are William Cruise, Joe Horan and Gary Keller. Our directors that are not independent are Clay Hansen, Mervin Krause, Mark Wigans and Clay Hobbs. The determination of independence is made by reference to NASDAQ rules 4200 and 4350. Clay Hansen, Mervin Krause and Mark Wigans are not considered independent in that they are serving as our executive officers. In addition, Clay Hansen and Mark Wigans also serve as executive officers of Gold-Eagle Cooperative, one of our affiliates. Clay Hobbs is not considered independent because he serves as an executive officer of one of our affiliates, North Central Cooperative.

Audit Committee

All the members of our board of directors currently serve as our audit committee. The audit committee is exempt from independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, William Cruise, Joe Horan and Gary Keller are independent within the definition of independence provided by NASDAQ rules 4200 and 4350. Clay Hansen, Mervin Krause, Mark Wigans and Clay Hobbs are not considered independent for the reasons set forth above.

Compensation Committee

All the members of our board of directors currently serve as our compensation committee. The compensation committee is exempt from independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, William Cruise, Joe Horan and Gary Keller are independent within the definition of independence provided by NASDAQ rules 4200 and 4350. Clay Hansen, Mervin Krause, Mark Wigans and Clay Hobbs are not considered independent for the reasons set forth above.

Nominating Committee

All the members of our board of directors currently serve as our nominating committee. The nominating committee is exempt from independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, William Cruise, Joe Horan and Gary Keller are independent within the definition of independence provided by NASDAQ rules 4200 and 4350. Clay Hansen, Mervin Krause, Mark Wigans and Clay Hobbs are not considered independent for the reasons set forth above.

ITEM 13. EXHIBITS.

3.1	Articles of Organization filed as Exhibit 3.1 to the Registrant’s registration statement on Form SB-2 filed with the SEC on March 26, 2007 and incorporated by reference herein.

3.2
Second Amended and Restated Operating Agreement filed as Exhibit 3.3 to Pre-Effective Amendment No. 1 to Registrant’s registration statement on Form SB-2 filed with the SEC on May 31, 2007 and incorporated by reference herein.

4.1	Form of Membership Unit Certificate filed as Exhibit 4.1 to the Registrant’s registration statement on Form SB-2 filed with the SEC on March 26, 2007 and incorporated by reference herein.

4.2
Form of Subscription Agreement filed as Exhibit 4.2 to Post-Effective Amendment No. 1 to Registrant’s registration statement on Form SB-2 filed with the SEC on January 17, 2008 and incorporated by reference herein.

4.3
Second Amended and Restated Escrow Agreement dated January 9, 2008 between Prairie Creek Ethanol and Iowa State Bank filed as Exhibit 4.4 to Post-Effective Amendment No. 1 to Registrant’s registration statement on Form SB-2 filed with the SEC on January 17, 2008 and incorporated by reference herein.

10.1
Real Estate Option dated May 26, 2006 between Gold-Eagle Cooperative and David Kirsch, Susan Kirsch, Darrell Kirsch and Dawn Kirsch filed as Exhibit 10.2 to the Registrant’s registration statement on Form SB-2 filed with the SEC on March 26, 2007 and incorporated by reference herein.

10.2
Assignment and Assumption Agreement dated May 26, 2006 between Prairie Creek Ethanol, LLC and Gold-Eagle Cooperative filed as Exhibit 10.3 to the Registrant’s registration statement on Form SB-2 filed with the SEC on March 26, 2007 and incorporated by reference herein.

10.3
Real Estate Option dated May 31, 2006 between Gold-Eagle Cooperative and Rasmussen Family, LLC filed as Exhibit 10.4 to the Registrant’s registration statement on Form SB-2 filed with the SEC on March 26, 2007 and incorporated by reference herein.

10.4
Assignment and Assumption Agreement dated May 31, 2006 between Prairie Creek Ethanol, LLC and Gold-Eagle Cooperative filed as Exhibit 10.5 to the Registrant’s registration statement on Form SB-2 filed with the SEC on March 26, 2007 and incorporated by reference herein.

10.5
Amended and Restated Option Agreement dated July 3, 2007 between Prairie Creek Ethanol, LLC and David and Susan Kirsch and Darrell and Dawn Kirsch filed as Exhibit 10.6 to Post-Effective Amendment No. 1 to Registrant’s registration statement on Form SB-2 filed with the SEC on January 17, 2008 and incorporated by reference herein.

10.6
Letter of Intent dated November 28, 2007 between Prairie Creek Ethanol, LLC and Fagen, Inc. filed as Exhibit 10.7 to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form SB-2 filed with the SEC on January 17, 2008 and incorporated by reference herein.

31.1	Certificate pursuant to 17 CFR 240 15d-14(a) filed herewith.

31.2	Certificate pursuant to 17 CFR 240 15d-14(a) filed herewith.

32.1	Certificate pursuant to 18 U.S.C. Section 1350 filed herewith.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by the principal independent registered public accountants (McGladrey & Pullen, LLP) to the Company for the fiscal year ended December 31, 2007, and the fiscal year ended December 31, 2006 are as follows:

Category	Year	Fees
Audit Fees (1)	2007	$62,750
	2006	$-
Audit-Related Fees	2007	$-
	2006	$-
Tax Fees	2007	$8,500
	2006	$-
All Other Fees	2007	$68,101
	2006	$-

(1)	Audit fees consist of fees for services rendered related to the Company’s fiscal year end audits, quarterly reviews, registration statement and related amendments.

(2)	Consists of tax fees billed to us by RSM McGladrey, Inc. during 2007.

(3)	Consists of services related to cost segregation studies, wage benefit credits and various other tax consulting billed to us by RSM McGladrey, Inc.

Prior to engagement of the principal independent registered public accountants to perform audit services for the Company, the principal accountant was pre-approved by our Audit Committee pursuant to Company policy requiring such approval.

One hundred percent (100%) of all audit services, audit-related services and tax-related services were pre-approved by our Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRAIRIE CREEK ETHANOL, LLC

Date: March 31, 2008	/s/ Clay Hansen
Clay Hansen
Chairman, President and Director (Principal Executive Officer)

Date: March 31, 2008	/s/ John Stelzer
John Stelzer
Treasurer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	/s/ Clay Hansen
Clay Hansen
President, Chairman and Director
(Principal Executive Officer)

Date: March 31, 2008	/s/ Mervin Krauss
Mervin Krauss
Vice President, Vice Chairman, Vice President and Director

Date: March 31, 2008	/s/ Mark Wigans
Mark Wigans
Secretary and Director

Date: March 31, 2008	/s/ William Cruise
William Cruise, Director

Date: March 31, 2008	/s/ Clay Hobbs
Clay Hobbs, Director

Date: March 31, 2008	/s/ Gary Keller
Gary Keller, Director