Form 10-Q
period 2008-03-31
PRAIRIE CREEK ETHANOL LLC
filed 2008-05-15
CIK 1389701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from _________ to _________.

Commission file number 333-141585

PRAIRIE CREEK ETHANOL, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-4956139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 N. Locust Street, PO Box 280, Goldfield, IA	50542
(Address of principal executive offices)	(Zip Code)

(515) 825-3161
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 12, 2008 there were 920 membership units outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

Prairie Creek Ethanol, LLC
(A Development Stage Company)

Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$296,622	$454,238
Prepaid insurance	10,369	26,570
	306,991	480,808

OTHER ASSETS
Deferred offering costs	723,670	513,827
Land options	189,200	189,200
Other assets and deposits	98,158	92,270
	1,011,028	795,297

	$1,318,019	$1,276,105

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES, accounts payable	$131,606	$23,781

MEMBERS’ EQUITY
Members’ capital	1,540,597	1,540,597
Loss accumulated during development stage	(354,184)	(288,273)
	1,186,413	1,252,324

	$1,318,019	$1,276,105

See Notes to Unaudited Condensed Financial Statements.

Prairie Creek Ethanol, LLC
(A Development Stage Company)

Statements of Operations (Unaudited)

			For the Period
	For the three	For the three	from April 19, 2006
	Months Ended	Months Ended	(inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

Revenues	$-	$-	$-

Operating expenses:
Project development	11,856	69,993	185,120
General and administrative	54,055	9,299	169,064
	65,911	79,292	354,184

Loss accumulated during
development stage	$(65,911)	$(79,292)	$(354,184)

Weighted Average Units Outstanding	920	1,523	1,362

Net Loss per Unit-Basic and Diluted	$(71.64)	$(52.06)	$(260.05)

See Notes to Unaudited Condensed Financial Statements.

Prairie Creek Ethanol, LLC
(A Development Stage Company)

Statements of Members' Equity (Unaudited)
For the period from April 19, 2006 (inception) to March 31, 2008

		Loss
		Accumulated
	Members'	During Development	Total Members'
	Capital	Stage	Equity

Balance, beginning	$-	$-	$-
Issuance of 1,523 member units	1,580,000	-	1,580,000
Offering cost	(35,897)	-	(35,897)
Loss accumulated during development stage	-	(82,067)	(82,067)
Balance, December 31, 2006	1,544,103	(82,067)	1,462,036
Offering cost	(3,500)	-	(3,500)
Redemption of 603 member units	(6)	-	(6)
Loss accumulated during development stage	-	(206,206)	(206,206)
Balance, December 31, 2007	1,540,597	(288,273)	1,252,324
Loss accumulated during development stage	-	(65,911)	(65,911)
Balance, March 31, 2008	$1,540,597	$(354,184)	$1,186,413

See Notes to Unaudited Condensed Financial Statements.

Prairie Creek Ethanol, LLC
(A Development Stage Company)

Statements of Cash Flows (unaudited)

			For the Period
	For the three	For the three	from April 19, 2006
	Months Ended	Months Ended	(inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

OPERATING ACTIVITIES
Net (loss) accumulated during development stage	$(65,911)	$(79,292)	$(354,184)
Change in working capital components:
(Increase) decrease in prepaid expenses	16,201	10,809	(10,369)
Increase (decrease) in accounts payable	(448)	6,903	23,327
Net cash (used in) operating activities	(50,158)	(61,580)	(341,226)

INVESTING ACTIVITIES
(Increase) in other assets and deposits	(5,888)	30,027	(98,158)
Payment for land option	-	-	(189,200)
Net cash (used in) investing activities	(5,888)	30,027	(287,358)

FINANCING ACTIVITIES
Member contributions	-	-	1,580,000
Payment of offering costs	-	(3,500)	(39,397)
Payment of deferred offering costs	(101,570)	(38,559)	(615,397)
Net cash provided by (used in) financing activities	(101,570)	(42,059)	925,206

Net increase (decrease) in cash and cash equivalents	(157,616)	(73,612)	296,622

CASH AND CASH EQUIVALENTS
Beginning	454,238	1,287,023	-
Ending	$296,622	$1,213,411	$296,622

SUPPLEMENTAL NONCASH OPERATING, INVESTING AND
FINANCING ACTIVITY
Deferred offering costs in accounts payable	$108,273	$44,537	$108,273
Redemption of membership units in accounts payable	6	-	6

See Notes to Unaudited Condensed Financial Statements.

Prairie Creek Ethanol, LLC
(A Development Stage Company)

Notes to Financial Statements

Note 1.    Summary of Significant Accounting Policies

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and the related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

Principal business activity: Prairie Creek Ethanol, LLC (the Company), an Iowa Limited Liability Company, intends to develop, own and operate a 55 million gallon per year ethanol manufacturing facility to be located in Wesley, Iowa. Construction is anticipated to begin in 2008 with expected completion within 17 to 22 months after construction commences. As of March 31, 2008, the Company is in the development stage with its efforts being principally devoted to organizational and equity-raising activities.

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

Note 2.    Commitments and Contingencies

Construction contracts: In December 2006, the Company signed a letter of intent with an unrelated party for the design and construction of the proposed plant. The estimated cost for the services is $82,000,000. This letter of intent is subject to the Company successfully obtaining adequate financing for the project.

Land options: The Company has an option agreement to purchase approximately 200 acres of land for $1,500,000. As of March 31, 2008, The Company had paid $180,000 for this option, which extends through May 2008. The Company has the ability to extend the option's term for an additional six months with the payment of $45,000 for each six month extension. If the Company exercises the option to purchase the land, $45,000 can be applied toward the purchase price. If the option is allowed to expire, the seller will be entitled to retain any fees paid.

The Company also has an additional option agreement to purchase approximately 75 acres of land in exchange for 28 acres acquired in the first option above plus approximately $631,000. The Company paid $9,200 for this option, which extended through April 2008. In April 2008, the Company paid $20,000 to further extend the option agreement through December 31, 2008. All other terms of the amended and restated option agreement remain the same.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “will,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.

These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Important factors that could significantly affect our assumptions, plans, anticipated actions and future financial and other results include, among others, those matters set forth in Item 1A (“Risk Factors”) of Part I of our annual report on Form 10-KSB for the fiscal year ended December 31, 2007. You are urged to consider all of those risk factors when evaluating any forward-looking statement, and we caution you not to put undue reliance on any forward-looking statements.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Our ability to raise sufficient equity and close our equity offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing or operating the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of corn and natural gas and the market for ethanol and distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.

We are not under any duty to update the forward-looking statements contained in this report. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report, our annual report on Form 10-KSB for the fiscal year ended December 31, 2007 and the documents that we reference in those reports and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a development stage Iowa limited liability company formed on April 19, 2006. We intend to develop, build and operate a 55 million gallon per year ethanol plant expected to be located near Wesley, Kossuth County, Iowa, approximately 130 miles northwest of Des Moines, Iowa. We have not yet engaged in the production of ethanol, distillers grains or corn oil and we do not expect to generate any revenue until the plant is completely constructed and operational. Based upon engineering specifications produced by Fagen, Inc., we expect the plant to annually consume approximately 19.7 million bushels of corn each year and annually produce approximately 55 million gallons of fuel grade ethanol, approximately 149,000 tons of distillers grains and approximately 3.5 million gallons of corn oil. We currently estimate that it will take approximately 17 to 22 months after construction commences to complete plant construction.

We intend to finance the development and construction of the ethanol plant with a combination of equity and debt.  Through private placements, we raised aggregate proceeds of $1,580,000 to fund our development, organizational and offering expenses.

We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-141585), as amended, which first became effective on September 21, 2007.  We later made changes to the terms of our offering and filed a post-effective amendment to our registration statement, which became effective on January 23, 2008. The changes to the terms of our offering included the following: (i) our proposed ethanol plant will have a production capacity of 55 million gallons per year rather than 100 million gallons per year; (ii) our total project cost is now estimated to be $121,000,000 rather than $196,250,000; (iii) we are seeking to raise a minimum of $36,000,000 and a maximum of $85,000,000, rather than a minimum of $59,000,000 and a maximum of $138,000,000; and (iv) we now expect to utilize corn oil extraction technology to extract corn oil as a co-product of the ethanol production process. We also registered our units with the state securities authorities in Florida, Illinois, Iowa, Kansas, Missouri, South Dakota and Wisconsin.

We have entered into a non-binding letter of intent with Fagen, Inc. for the design and construction of our proposed plant. We anticipate entering into, but have not yet entered into, a definitive design-build agreement with Fagen, Inc. We expect that we will be required to satisfy certain conditions pursuant to the design-build agreement before Fagen, Inc. will begin construction. We have based our capital needs on a design for the plant that will cost approximately $89,900,000, which includes the cost of our water treatment equipment and fire protection system not contemplated by our letter of intent with Fagen, Inc., with additional start-up and development costs of approximately $31,100,000, for a total project completion cost of approximately $121,000,000.

Except for our letter of intent with Fagen, Inc., we do not have any binding or non-binding agreements with any other contractor for the labor or materials necessary to build the plant. The most recent letter of intent we executed with Fagen, Inc. supersedes and replaces our prior letter of intent with Fagen, Inc. Our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses.

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

Results of Operations

We have not yet commenced operations and do not expect to commence operations until we close our equity offering, obtain debt financing and construct the ethanol plant. We anticipate that if we are successful in obtaining equity and debt financing, we will complete construction of the ethanol plant and commence operations in early 2010.

Trends and Uncertainties Impacting the Ethanol Industry

If we are successful in building and constructing the ethanol plant, we expect our future revenues will primarily consist of sales of ethanol, distillers grains and corn oil. We expect ethanol sales to constitute the bulk of our revenues. Historically, the demand for ethanol increased relative to supply, which caused upward pressure on ethanol market prices. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals contributed to those strong ethanol prices.  Those high prices were not sustained in 2007, however, due to increased ethanol production and transportation and logistics problems in the ethanol industry.  Recently ethanol prices have been increasing along with increases in firm crude oil prices. Management believes the industry will need to continue to grow demand and have governmental support in order for the industry to realize higher ethanol market prices.

We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol, and could negatively impact our business. On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005, which contained numerous provisions that favorably impacted the ethanol industry by enhancing both the production and use of ethanol. Most notably, the Energy Policy Act created a 7.5 billion gallon renewable fuels standard (the “RFS”). The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage. Although a national mandate, the RFS allows flexibility to refiners by allowing refiners to use renewable fuel blends in those areas where it is most cost-effective, rather than requiring renewable fuels to be used in any particular area or state.   The recently enacted Energy Independence and Security Act (the “Act”) amended the RFS to set the volume at 9 billion gallons in 2008, increasing to 36 billion gallons in 2022.  The Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement.  The RFS now includes conventional biofuels, advanced biofuels, cellulosic biofuels and biodiesel, all of which can be used to meet the RFS.  In addition, the RFS total annual requirement is allocated differently in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel.  The RFS for conventional biofuel, including corn-based ethanol, will reach 15 billion gallons in 2015 and will not increase in subsequent years.

Ethanol production continues to grow rapidly as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of April 2, 2008, 147 ethanol plants were producing ethanol with a combined annual production capacity of 8.5 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 5.1 billion gallons per year.  Excess capacity in the ethanol industry would have an adverse effect on our results of operations, cash flows and financial condition.  In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs).  This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to decline.  Declining ethanol prices will result in lower revenues and may reduce or eliminate our future profits.

Consumer resistance to the use of ethanol may affect the demand for ethanol, which could affect our ability to market our product. According to media reports in the popular press, some consumers believe that use of ethanol will have a negative impact on retail gasoline prices. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy in the ethanol that is produced. In addition, recent high corn prices have added to consumer backlash against ethanol, as many consumers blame ethanol for high food prices.  These consumer beliefs could potentially be wide-spread. Additionally, some consumers and interest groups are calling for the federal government to repeal the RFS requirement contained in the Energy Independence and Security Act. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce, which could negatively affect our ability to sell our product and negatively affect our profitability.

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

The Energy Independence and Security Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement.  The RFS now includes conventional biofuels, advanced biofuels, cellulosic biofuels and biodiesel, all of which can be used to meet the RFS.  In addition, the RFS total annual requirement is allocated differently each year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel.

The Energy Independence and Security Act also authorized several grants for the advancement of the renewable fuels industry.  It authorized $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in GHG emissions.  In addition, it authorized $25 million annually in 2008 through 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production.

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

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. Corn prices have continued to trend higher. The weak value of the dollar has kept exports of corn strong and high input costs have led to producers planting fewer acres of corn this year, as indicated by the planting intentions report released March 31, 2008. Producers have indicated that they expect to plant approximately 86 million acres to corn in 2008, a reduction of nearly 7.6 million acres from 2007. Additionally, cool, wet weather has prevented the timely planting of crops in some regions, which may result in lower yields and even fewer acres of corn planted. These developments are likely to result in continued upward pressure on corn prices. Although we do not expect to begin operations until early 2010, we expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.  The number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

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

Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We will use natural gas to dry our distillers grain products to moisture contents at which they can be stored for extended periods of time and transported greater distances.  Over the past several years natural gas has been available only at prices exceeding historical averages, including a sharp increase in price in the last six months.  We expect continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

Plan of Operations to Start-Up of the Ethanol Plant

We expect to spend at least the next twelve months focused on completion of project capitalization, site development, and plant construction. We do not expect to complete construction and begin operations until 17 to 22 months from the commencement of construction. We expect the funds raised in our previous private placements to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we release funds from escrow and procure debt financing. However, in the event that these funds do not cover our costs, we may need to seek interim debt financing. If we are unable to obtain additional interim financing, we may be forced to abandon our business altogether.

Assuming the successful completion of our registered offering and execution of debt financing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition.

Project Capitalization

We have not yet closed on our registered offering. Our registered offering is for a minimum of 7,200 units and a maximum of 17,000 units at a purchase price of $5,000 per unit. There is a minimum purchase requirement of two units to participate in the offering, with additional units to be purchased in one unit increments. The minimum aggregate offering amount is $36,000,000 and the maximum aggregate offering amount is $85,000,000. As of May 5, 2008, we have received subscriptions for approximately 1,734 units from investors, for an aggregate amount of approximately $8,670,000. Our subscription procedures require subscribers to send ten percent (10%) of the amount due at the time they sign the subscription agreement. At that time, investors are also required to provide a promissory note for the remainder of the amount due. As such, even if we receive subscriptions for a sufficient number of units, we may not ultimately be able to collect all funds owed to us by investors under the subscription agreements. We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $36,000,000. In addition, we must obtain a written debt financing commitment for the debt financing we need. We have begun discussions with potential lenders, but have no commitments or agreements in place.

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

While the foregoing alternatives may be available, we do not expect to begin substantial plant construction activity before satisfying the loan commitment conditions or closing the loan transaction because it is very likely that Fagen, Inc. and any lending institution would prohibit substantial plant construction activity until satisfaction of loan commitment conditions or loan closing. In the unlikely event that the lending institution and Fagen, Inc. permit us to spend equity proceeds prior to closing the loan and obtaining loan proceeds, we may decide to spend equity proceeds on project development expenses, such as securing critical operating contracts or owner’s construction costs such as site development expenses.

We plan to apply for grants from various sources, and have applied for and received a grant of $75,000 from the Rail Revolving Loan and Grant Program administered by the Iowa Rail Finance Authority. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans.

Site Acquisition and Development

We currently hold real estate purchase options on two adjacent parcels of real property consisting of approximately 275 acres. Under the first option agreement, we have the right to purchase approximately 200 acres at a price of $7,500 per acre, for a total purchase price of $1,500,000. We have paid $180,000 for this option, which is set to expire on May 24, 2008. If we exercise this option, $45,000 will be applied toward the total purchase price. We anticipate renewing this option again for an additional $45,000 so that we have the right to purchase the site through November 24, 2008, but have not yet renewed the option.

Under the second option agreement, we have the right to acquire a total of approximately 75 acres for a purchase price of $630,720. The terms of the second option agreement require us to exchange approximately 28 acres of the property acquired under the first option for 28 acres to be acquired under this second option agreement. This means that if we exercise both options, due to the 28 acre exchange provision contained in the second option agreement we will acquire a net of approximately 247 acres. We have paid $29,200 for this option, which is set to expire on December 31, 2008.

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

Plant Construction

 We have entered into a non-binding letter of intent, and anticipate entering into a definitive design-build agreement, with Fagen, Inc. in connection with the design, construction and operation of our ethanol plant. We expect Fagen, Inc. will construct the plant for a contract price of approximately $81,900,000 based on our letter of intent, which does not include the anticipated cost of our water treatment facility or fire protection system, any change orders, increases in the costs of materials provided by the CCI costs escalator provision contained in letter of intent, increases in cost provided by the fixed monthly surcharge provision, or the early completion bonus contained in the letter of intent. The contract price may be increased if the construction cost index (“CCI”) published by Engineering News-Record Magazine in the month in which we issue to Fagen, Inc. a notice to proceed with plant construction is greater than the February 2007 CCI of 7,879.54. We expect the amount of the contract price increase will be equal to the percentage increase in the CCI based upon the February 2007 CCI of 7,879.54. If the CCI increases above that level in the month in which we issue to Fagen, Inc. a notice to proceed with plant construction, the contract price will accordingly increase. Additionally, we expect the contract price will be subject to a surcharge of one-half of one percent (0.5%) for each calendar month that passes between February 2007 and the month in which we issue to Fagen, Inc., a notice to proceed with plant construction. Since approximately fifteen months have passed between February 2007 and the date we are filing this report, we anticipate that the contract price will be increased by a minimum of 7.5%, or approximately $6,142,500. Finally, we expect Fagen, Inc. will be entitled to an early completion bonus of $10,000 per day (not to exceed $1,000,000) for each day that substantial completion of the ethanol plant occurs in advance of 425 days after the date we issue a notice to proceed with plant construction. Thus, in our total estimated costs of the project we have allowed for a $10,500,000 contingency for costs related to a CCI increase and the monthly surcharge, and a $1,800,000 contingency for other construction costs, including any early completion bonus. Our non-binding letter of intent with Fagen, Inc. terminates on November 30, 2008, unless the size and design of the ethanol plant have been determined and mutually agreed upon, a specific site has been determined and mutually agreed upon, and at least ten percent (10%) of the necessary equity has been raised.

We anticipate entering into an engineering services agreement with Fagen Engineering, LLC, an affiliate of Fagen, Inc., for the performance of certain engineering and design services, although we have not yet entered into such an agreement. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc.

Based on discussions we have had with both Fagen, Inc. and ICM, Inc. and provisions found in our letter of intent with Fagen, Inc., we expect that ICM, Inc. will serve as the principal subcontractor for the plant and provide the process engineering operations for Fagen, Inc. ICM, Inc. is a full-service engineering, manufacturing and merchandising firm based in Colwich, Kansas. We have not entered into any legally binding agreements with ICM, Inc. relating to subcontracting or process engineering operations. However, we have engaged ICM, Inc. to provide assistance in securing state approval to start construction of the plant, primarily in the form of obtaining the environmental permits necessary to construct and operate the ethanol plant.

Other Agreements

We anticipate entering into, but have not yet entered into, a grain procurement agreement with Gold-Eagle Cooperative (“Gold-Eagle”) and North Central Cooperative (“North Central”). We expect Gold-Eagle and North Central would have the exclusive right and responsibility to provide us with our daily requirements of corn. We anticipate that we would purchase corn at the local market price delivered to the ethanol plant, plus a fixed fee per bushel of corn purchased. Because several of our directors also serve as directors of Gold Eagle and North Central, such directors may have a conflict of interest when negotiating or approving a grain procurement agreement. Additionally, Gold-Eagle and North Central are two of our founders and are currently our two largest unit-holders. As a result, Gold-Eagle and North Central may be able to obtain a grain procurement agreement on more favorable terms than if Gold-Eagle and North Central were not unit-holders. Some of our directors are also directors of Corn, LP, an ethanol plant in Goldfield, Iowa that is one of our founders. Gold-Eagle procures all the corn needed for the operations of Corn, LP. This means that our directors that also serve as directors of Corn, LP may have a conflict of interest in negotiating or approving a grain procurement agreement with Gold-Eagle. Additionally, our directors that also serve as directors of Gold-Eagle may have a conflict of interest due to Gold-Eagle’s obligations to Corn, LP.

We have engaged U.S. Energy Services, Inc. to provide us with natural gas and electricity management services. In exchange for these services, we will pay U.S. Energy a monthly retainer fee of $3,800 for an initial contract term of 12 months. This monthly retainer increases four percent (4%) every twelve months, unless the agreement is terminated. If we decide to utilize U.S. Energy’s hedging service we will pay an additional $.01 per MMBTu administrative fee for physical or financial natural gas hedging. Additional fees may apply for additional services and for time and travel.

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

Some of the required permits include, but are not necessarily limited to, air pollution construction and operation permits, a storm water discharge permit, a high capacity water withdrawal permit and an alcohol fuel producer’s permit. Additionally, we must put a pollution prevention plan and spill prevention control and countermeasure plan in place prior to commencing operations. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. Currently, we do not anticipate problems in obtaining the required permits; however, such problems may arise in which case our plant may not be allowed to operate.

Liquidity and Capital Resources

Estimated Sources of Funds

The following schedule sets forth estimated sources of funds to build our proposed ethanol plant near Wesley, Iowa.  This schedule could change in the future depending on the amount of equity raised in our registered offering and whether we receive additional grants.  The schedule may also change depending on the level of senior debt obtained and the amount of any bond financing we may pursue.

Sources of Funds (1)		Percent
Offering Proceeds (2)	$58,845,000	49.19%
Seed Capital Proceeds (3)	$1,580,000	0.81%
Iowa Rail Finance Authority Grant	$75,000	0.06%
Senior Debt Financing (4)	$60,500,000	50.00%
Total Sources of Funds	$121,000,000	100.00%

(1)	Our sources of funds may vary in the future depending on the amount of equity and debt financing we obtain as well as any federal or state grants we are awarded and any bond financing we receive.

(2)	As of May 5, 2008, we had subscriptions from investors for approximately $8,670,000.

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

(2)
We may finance our corn inventory through Gold-Eagle Cooperative by issuing up to 300 membership units in exchange for $1,500,000 of corn inventory financing, equivalent to $5,000 per membership unit. However, we have no definitive agreement in place to do so.

Changes in Financial Condition for the Three Months Ended March 31, 2008 Compared to the Fiscal Year Ended December 31, 2007.

Assets totaled approximately $1,318,000 on March 31, 2008, as compared to approximately $1,276,000 on December 31, 2007. Current assets totaled approximately $307,000 on March 31, 2008, as compared to approximately $481,000 on December 31, 2007. Current liabilities totaled approximately $132,000 on March 31, 2008, as compared to approximately $24,000 on December 31, 2007. Members’ equity totaled approximately $1,186,000 on March 31, 2008, as compared to approximately $1,252,000 on December 31, 2007. Since our inception, we have generated no revenue from operations, and from inception to March 31, 2008, we have accumulated net losses of approximately $354,000 due to start-up and development costs, including net losses of approximately $66,000 during the fiscal quarter ended March 31, 2008.

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

Employees

We currently do not have any employees. Prior to completion of plant construction and commencement of operations, we intend to hire approximately 38 full-time employees. Approximately six of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. Our executive officers are Clay Hansen, President; Mervin Krauss, Vice President; John Stelzer, Treasurer; and Mark Wigans, Secretary. None of our executive officers are being compensated for their services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES. .

Our management, including our President (the Principal Executive Officer), Clay Hansen, along with our Treasurer, (the Principal Financial and Accounting Officer), John Stelzer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

During the period covered by this quarterly report, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.

ITEM 1A. RISK FACTORS.

Information not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Securities and Exchange Commission first declared our Registration Statement on Form SB-2 (SEC Registration No. 333-141585), as amended, effective on September 21, 2007.  We later made changes to the terms of our offering and filed a post-effective amendment to our registration statement, which became effective on January 23, 2008. We commenced our initial public offering of our units shortly thereafter.  Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter.  We are not paying these officers or directors any compensation for services related to the offer or sale of the units. We are planning to raise a minimum of $36,000,000 and a maximum of $85,000,000 in the offering through the sale of a minimum of 7,200 membership units and a maximum of 17,000 membership units. We expect to secure the balance needed to construct the plant through federal, state and local grants and debt financing.   As of May 5, 2008, we have received subscriptions for approximately 1,734 units for an aggregate amount of approximately $8,670,000.  We have not yet accepted any subscriptions or released funds from escrow and therefore have not used any proceeds from the offering. We expect to incur a total of approximately $550,000 in offering expenses in connection with the issuance and distribution of securities in our registered offering, including $0 for underwriting discounts and commissions, $0 for finders’ fees, $0 for expenses paid to or for underwriters and approximately $550,000 for other expenses. Our expected offering expenses are a reasonable estimate rather than the actual amount of expense. We anticipate that no portion of our offering expenses will be paid to our directors, officers, ten percent (10%) or more equity owners or affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as past of, or are incorporated by reference into, this report:

31.1	Certificate pursuant to 17 CFR 240 15d-14(a) filed herewith.
31.2	Certificate pursuant to 17 CFR 240 15d-14(a) filed herewith.
32.1	Certificate pursuant to 18 U.S.C. Section 1350 filed herewith.
32.2	Certificate pursuant to 18 U.S.C. Section 1350 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAIRIE CREEK ETHANOL, LLC

Date:	May 15, 2008	/s/ Clay Hansen
Clay Hansen
Chairman, President and Director (Principal Executive Officer)

Date:	May 15, 2008	/s/ John Stelzer
John Stelzer
Treasurer (Principal Financial and Accounting Officer)